Form 10-Q
period 2019-06-30
IAA, Inc.
filed 2019-08-13
CIK 1745041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38580
IAA, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	83-1030538 (I.R.S. Employer Identification No.)
Two Westbrook Corporate Center, Suite 500, Westchester, Illinois, 60154
(Address of principal executive offices, including zip code)
Registrant's telephone number, including area code: (708) 492-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered

Common Stock, par value $0.01 per share	IAA	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 31, 2019, 133,477,646 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

IAA, Inc.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward-looking statements.

Such statements include statements regarding our expectations as an independent company and our ability to enhance our competitive position and drive long-term value for shareholders. Such statements are based on management’s current expectations, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. These risks and uncertainties include: the loss of one or more significant customers; our ability to meet or exceed customers’ expectations, as well as develop and implement information systems responsive to customer needs; significant current competition and the introduction of new competitors; the risk that our facilities lack the capacity to accept additional vehicles and our ability to obtain land or renew/enter into new leases at commercially reasonable rates; our ability to effectively maintain or update information and technology systems and to implement and maintain measures to protect against cyberattacks; our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements; business development activities, including acquisitions and integration of acquired businesses; fluctuations in consumer demand for and in the supply of damaged and total loss vehicles and the resulting impact on auction sales volumes; competitive pricing pressures; the ability of consumers to lease or finance the purchase of new and/or used vehicles; changes in the market value of vehicles auctioned, including changes in the actual cash value of damaged and total loss vehicles; economic conditions, including fuel prices, commodity prices, foreign exchange rates and interest rate fluctuations; trends in new- and used-vehicle sales and incentives; and other risks and uncertainties identified in our filings with the Securities and Exchange Commission (the “SEC”), including under "Risk Factors" in our information statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC on June 13, 2019. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
IAA, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenues	$366.4	$333.2	$723.6	$670.5
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	227.7	201.1	446.1	407.8
Selling, general and administrative	33.7	31.3	67.3	63.9
Depreciation and amortization	22.1	24.7	43.9	48.8
Total operating expenses	283.5	257.1	557.3	520.5
Operating profit	82.9	76.1	166.3	150.0
Interest expense	11.9	9.7	21.6	19.3
Other income, net	(0.2)	(0.8)	(0.1)	(0.8)
Income before income taxes	71.2	67.2	144.8	131.5
Income taxes	19.9	17.4	39.0	33.4
Net income	$51.3	$49.8	$105.8	$98.1
Net income per share
Basic	$0.38	$0.37	$0.79	$0.73
Diluted	$0.38	$0.37	$0.79	$0.73
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net income	$51.3	$49.8	$105.8	$98.1
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(5.2)	$(3.1)	(2.7)	$(4.2)
Comprehensive income	$46.1	$46.7	$103.1	$93.9
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Balance Sheets
(in millions, except per share amounts)

	June 30, 2019	December 30, 2018
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$50.9	$60.0
Trade receivables, net of allowances of $4.3 and $3.3	284.7	311.0
Prepaid consigned vehicle charges	46.4	48.5
Other current assets	37.2	34.0
Total current assets	419.2	453.5
Other assets
Operating lease right-of-use assets, net of accumulated amortization of $35.1 and $0	655.2	—
Goodwill	531.5	530.2
Customer relationships, net of accumulated amortization of $300.5 and $286.7	62.2	74.8
Other intangible assets, net of accumulated amortization of $157.4 and $148.2	87.5	86.1
Other assets	13.3	10.4
Total other assets	1,349.7	701.5
Property and equipment, net of accumulated depreciation of $350.9 and $389.2	241.4	345.2
Total assets	$2,010.3	$1,500.2

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$115.8	$129.0
Short-term right-of-use operating lease liability	66.8	—
Accrued employee benefits and compensation expenses	19.0	29.6
Current maturities of long-term debt	8.0	456.6
Income taxes payable	—	2.2
Other accrued expenses	54.1	53.6
Total current liabilities	263.7	671.0
Non-current liabilities
Long-term debt	1,266.8	—
Long-term right-of-use operating lease liability	633.0	—
Deferred income tax liabilities	63.7	63.1
Deferred rent	—	186.8
Other liabilities	12.0	16.1
Total non-current liabilities	1,975.5	266.0
Commitments and contingencies (Note 7)
Stockholders' (deficit) equity
Preferred stock, $0.01 par value: 150.0 shares authorized; 0 shares issued and outstanding as of June 30, 2019	—	—
Common stock, $0.01 par value: 750.0 shares authorized; 133.4 shares issued and outstanding as of June 30, 2019	1.3	—
Additional paid-in capital	—	—
Accumulated deficit	(214.5)	—
Accumulated other comprehensive loss	(15.7)	(13.0)
Net Parent Investment	—	576.2
Total stockholders' (deficit) equity	(228.9)	563.2
Total liabilities and stockholders' (deficit) equity	$2,010.3	$1,500.2
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' (Deficit) Equity
(In millions)
(Unaudited)

	Three Months Ended June 30, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
Balance at March 31, 2019	—	$—	$—	$—	$629.4	$(10.5)	618.9
Net income		—	—	—	51.3	—	51.3
Foreign currency translation adjustments		—	—	—	—	(5.2)	(5.2)
Stock-based compensation expense		—	—	—	0.9	—	0.9
Reclassification of net parent investment to common stock and additional paid-in capital	133.4	1.3	—	(214.5)	213.2	—	—
Dividend Paid to KAR		—	—	—	(1,278.0)	—	(1,278.0)
Net transfer to Parent and affiliates		—	—	—	383.2	—	383.2
Balance at June 30, 2019	133.4	$1.3	$—	$(214.5)	$—	$(15.7)	$(228.9)

	Three Months Ended July 1, 2018
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
Balance at April 1, 2018	—	$—	$—	$—	$603.7	$(12.4)	$591.3
Net income		—	—	—	49.8	—	49.8
Foreign currency translation adjustments		—	—	—	—	(3.1)	(3.1)
Stock-based compensation expense		—	—	—	0.9	—	0.9
Net transfer to Parent and affiliates		—	—	—	(90.1)	—	(90.1)
Balance at July 1, 2018	—	$—	$—	$—	$564.3	$(15.5)	$548.8
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' (Deficit) Equity (continued)
(In millions)
(Unaudited)

	Six Months Ended June 30, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
Balance at December 30, 2018	—	$—	$—	$—	$576.2	$(13.0)	$563.2
Cumulative effect adjustment for adoption of ASC Topic 842, net of tax		—	—	—	1.1	—	1.1
Net income		—	—	—	105.8	—	105.8
Foreign currency translation adjustments		—	—	—	—	(2.7)	(2.7)
Stock-based compensation expense		—	—	—	1.9	—	1.9
Reclassification of net parent investment to common stock and additional paid-in capital	133.4	1.3	—	(214.5)	213.2	—	—
Dividend Paid to KAR		—	—	—	(1,278.0)	—	(1,278.0)
Net transfer to Parent and affiliates		—	—	—	379.8	—	379.8
Balance at June 30, 2019	133.4	$1.3	$—	$(214.5)	$—	$(15.7)	$(228.9)

	Six Months Ended July 1, 2018
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
Balance at December 31, 2017	—	$—	$—	$—	$582.6	$(11.3)	$571.3
Cumulative effect adjustment for adoption of ASC Topic 606, net of tax		—	—	—	(3.0)	—	(3.0)
Net income		—	—	—	98.1	—	98.1
Foreign currency translation adjustments		—	—	—	—	(4.2)	(4.2)
Stock-based compensation expense		—	—	—	1.8	—	1.8
Net transfer to Parent and affiliates		—	—	—	(115.2)	—	(115.2)
Balance at July 1, 2018	—	$—	$—	$—	$564.3	$(15.5)	$548.8
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	June 30, 2019	July 1, 2018
Operating activities
Net income	$105.8	$98.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.9	48.8
Stock-based compensation	1.9	1.8
Deferred rent	1.3	1.4
Provision for credit losses	1.1	1.2
Deferred income taxes	0.6	(1.4)
Gain on disposal of fixed assets	—	(0.3)
Changes in operating assets and liabilities:
Trade receivables and other assets	15.4	24.7
Accounts payable and accrued expenses	(10.3)	(9.3)
Net cash provided by operating activities	159.7	165.0
Investing activities
Purchases of property, equipment and computer software	(37.5)	(28.7)
Proceeds from the sale of property and equipment	0.1	1.0
Net cash used by investing activities	(37.4)	(27.7)
Financing activities
Proceeds from debt issuance	1,300.0	—
Dividend paid to KAR	(1,278.0)	—
Net cash transfers to Parent and affiliates	(117.7)	(115.2)
Deferred financing costs	(25.2)	—
Payments on finance leases	(8.3)	(7.9)
Net increase in book overdrafts	(2.9)	0.5
Net cash used by financing activities	(132.1)	(122.6)
Effect of exchange rate changes on cash	0.7	(0.5)
Net (decrease) increase in cash and cash equivalents	(9.1)	14.2
Cash and cash equivalents at beginning of period	60.0	33.1
Cash and cash equivalents at end of period	$50.9	$47.3
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
Note 1—Basis of Presentation and Nature of Operations
Description of Business
IAA, Inc., together with its subsidiaries (collectively referred to herein as “IAA”, "we," "us," "our" and "the Company") is a leading provider of auction solutions for total loss, damaged and low-value vehicles in North America and is also a provider of auction services in the United Kingdom. We operate in one reportable segment. We facilitate the sale of total loss, damaged and low-value vehicles for a full spectrum of sellers. Our solutions, which are focused on a diverse set of global customers, provide buyers with the vehicles they need to, among other things, fulfill their vehicle rebuild requirements, replacement part inventory or scrap demand. Fees for our solutions are earned from both sellers and buyers of vehicles. In return for agreed-upon fees, vehicles are sold on behalf of our sellers, who continue to own the vehicle until it is sold to buyers through our marketplaces. Over 80% of volume that passes through our marketplaces is associated with insurance total loss vehicles, including vehicles from catastrophic events like hurricanes, floods and hail damage, and the remaining volume is associated with noninsurance customers such as dealerships, rental car companies, fleet lease companies, charitable organizations and the general public. At June 30, 2019, properties utilized by IAA included 181 salvage vehicle auction facilities in the United States and Canada, most of which are leased. The IAA North American properties are used primarily for auction and storage purposes consisting on average of approximately 30 acres of land per site. IAA also includes HBC Vehicle Services Limited (“HBC”), which operated 14 locations in the United Kingdom at June 30, 2019.
Separation and Distribution
On February 27, 2018, KAR Auction Services, Inc. (“KAR” or “Parent”), a Delaware corporation, announced a plan to pursue the separation and spin-off (the “Separation”) of its salvage auction business into a separate public company, IAA Spinco Inc. IAA Spinco Inc. was incorporated in Delaware on June 19, 2018 and was renamed IAA, Inc. on June 27, 2019. On June 28, 2019 (the "Separation Date"), KAR completed the distribution of 100% of the issued and outstanding shares of common stock of IAA to the holders of record of KAR's common stock on June 18, 2019, on a pro rata basis (the "Distribution"). On the Separation Date, each KAR common stockholder of record received one share of IAA common stock for every one share of KAR common stock held by such stockholder as of the record date. As a result of the Distribution, KAR does not retain any ownership interest in IAA. The Distribution was made pursuant to the Separation and Distribution Agreement, dated June 27, 2019 (the "Separation and Distribution Agreement"), pursuant to which KAR contributed the subsidiaries that operated the salvage auction business to IAA. The Distribution is expected to be a tax-free transaction under provisions of the Internal Revenue Code. Following the Distribution, IAA became an independent publicly-traded company and is listed on the New York Stock Exchange under the symbol “IAA.”

In connection with the Separation, we paid a dividend to KAR of $1,278.0 million, which included $456.6 million to settle intercompany debt and $40.9 million for certain fixed assets transferred to us by KAR on the Separation Date. We also paid KAR $117.7 million to settle other intercompany accounts in connection with the Separation.

In connection with the Separation, we also entered into a non-compete and various other ancillary agreements to effect the Separation and provide a framework for our relationship with KAR after the Separation, including a transition services agreement, a tax matters agreement and an employee matters agreement. These agreements provide for the allocation of assets, employees, liabilities and obligations attributable to periods prior to, at and after our Separation from KAR and govern certain relationships between us and KAR after the Separation. For further information regarding these agreements, see Note 2 - Relationship with KAR and Related Entities.
Basis of Presentation
Throughout the periods covered by these unaudited consolidated financial statements and until the Separation Date, we operated as a separate reportable segment within KAR and, since the Separation Date, we have operated independently from KAR. The accompanying unaudited consolidated financial statements and condensed notes related thereto have been prepared from KAR’s historical accounting records and are presented on a stand-alone basis as if IAA's operations had been conducted independently from KAR for all periods prior to the Separation Date. Accordingly, prior to the Separation Date, KAR’s net investment in these operations (Net Parent Investment) was shown in lieu of stockholder’s (deficit) equity in the unaudited consolidated financial statements. Our historical results of operations, financial position and cash flows represented in the unaudited consolidated financial statements may not be indicative of what they would have been had we actually been a separate stand-alone entity during such periods, nor are they necessarily indicative of our future results of operations, financial position and cash flows.

IAA is comprised of certain stand-alone legal entities for which discrete financial information is available. The unaudited consolidated statements of income include all revenues and costs directly attributable to us, including costs for functions and services used by us. Prior to the Separation Date, certain shared costs were directly charged to us from KAR based on specific identification or other allocation methods. The results of operations also include allocations of costs for administrative functions and services performed on behalf of us by centralized staff groups within KAR. Current and deferred income taxes and related tax expense have been determined based on our stand-alone results by applying Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, to our operations in each country as if we were a separate taxpayer (i.e., following the separate return methodology). Allocation methodologies were applied to certain shared costs to allocate amounts to us as discussed further in Note 2 - Relationship with KAR and Related Entities.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, generally consisting of normal recurring accruals, necessary for a fair statement of our results of operations, cash flows and financial position for the periods presented. These unaudited consolidated financial statements and condensed notes thereto are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto, for the year ended December 30, 2018 included in our Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission (the "SEC") on June 13, 2019. The consolidated balance sheet data as of December 30, 2018 included in this Form 10-Q was derived from the audited financial statements referenced above and does not include all disclosures required by U.S. GAAP for annual financial statements.
IAA operates as one reportable segment. On June 27, 2019, the board of directors set our fiscal year to end on the last Sunday in December in each year, consisting of either 52 or 53 weeks.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates based in part on assumptions about current, and for some estimates, future economic and market conditions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Although the current estimates contemplate current conditions and expected future changes, as appropriate, it is reasonably possible that future conditions could differ from these estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of goodwill, intangible assets and long-lived assets, additional allowances on accounts receivable and deferred tax assets and changes in litigation and other loss contingencies.
Recent Accounting Pronouncements
Recently Issued and Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which replaces the existing lease guidance in Topic 840. ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use (“ROU”) assets and corresponding lease liabilities on the balance sheet, with an exception for leases that meet the definition of a short-term lease. The new guidance continues to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.
We adopted Topic 842 in the first quarter of 2019 and, as permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements, we applied the new standard at the adoption date and recognized the cumulative-effect of initially applying the new standard as an increase of $1.1 million to the opening balance of retained earnings. The cumulative-effect adjustment related to the derecognition of existing fixed assets for which we were determined to be the accounting owner under Topic 840 and related liabilities associated with certain sale leaseback transactions in build-to-suit arrangements that did not qualify for sale accounting under Topic 840. Depreciation related to these fixed assets was recorded consistently with owned property and equipment in depreciation expense. In accordance with Topic 842, the lease agreements associated with the derecognized fixed assets and related liabilities generated ROU assets and lease liabilities that will be amortized to lease expense over the lease term. In addition, we recognized additional operating liabilities of approximately $684 million with related ROU assets of approximately $641 million based on the present value of the remaining minimum rental payments for existing operating leases.

We determine if an arrangement is a lease at inception. Operating leases are included in “Operating lease right-of-use assets,” “Short-term operating lease liabilities” and “Long-term operating lease liabilities” in our consolidated balance sheets. Finance leases are included in “Property and equipment, net,” “Other accrued expenses” and “Other liabilities” in our consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU assets also include any lease payments made and exclude lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain equipment leases, we account for the lease and non-lease components as a single lease component.
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2018-15 will have on the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-4, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by eliminating Step 2 (implied fair value measurement). Instead goodwill impairment would be measured as the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of ASU 2017-4 will have a material impact on the consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on its unaudited consolidated financial statements or disclosures.
Note 2—Relationship with KAR and Related Entities
Historically, prior to the Separation Date, we were managed and operated in the normal course of business with other affiliates of KAR. Accordingly, certain shared costs have been allocated to us and reflected as expenses in the stand-alone unaudited consolidated financial statements. We consider the allocation methodologies used to be reasonable and appropriate reflections of historical expenses of KAR attributable to us for purposes of the stand-alone financial statements; however, the expenses reflected in the unaudited consolidated financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we historically operated as a separate, stand-alone entity. In addition, the expenses reflected in these unaudited consolidated financial statements may not be indicative of expenses that will be incurred in the future by us.
Transactions between KAR and us, with the exception of purchase transactions and reimbursements for payments made to third-party service providers by KAR on our behalf, are reflected in equity in the Consolidated Balance Sheets as “Net Parent Investment” and in the Consolidated Statements of Cash Flows as a financing activity in “Net transfers to parent and affiliates.”
Corporate Costs/Allocations
These unaudited consolidated financial statements include corporate costs incurred by KAR for services that were provided to or on behalf of us. These costs consist of allocated cost pools and identifiable costs. Corporate costs were directly charged to, or allocated to, us using methods management believes are consistent and reasonable. Our identifiable costs were recorded based on dedicated employee assignments. The method for allocating corporate function costs to us was based on various proportionate formulas involving allocation factors. The methods for allocating corporate administration costs to us were based on revenue, headcount or the proportion of related expenses. However, the expenses reflected in these unaudited consolidated financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we historically operated as a separate, stand-alone entity. All corporate charges and allocations have been deemed paid by us to KAR in the period in which the cost was recorded in the Consolidated Statements of Income.

Allocated corporate costs included in selling, general and administrative expenses were $1.1 million and $2.6 million for the three months ended June 30, 2019 and July 1, 2018, respectively. For the six months ended June 30, 2019 and July 1, 2018, allocated corporate costs included in selling, general and administrative expenses were $2.8 million and $4.7 million, respectively. The allocated corporate costs were associated with human resources, risk management, information technology and certain finance and other functions.
Beginning in the third quarter of 2019, we will be invoiced for services provided by KAR under the transition services agreement described below and, therefore, will no longer reflect these allocations in our Consolidated Statements of Income.
Cash Management and Financing
KAR generally uses a centralized approach to cash management and financing its operations, including the operations of IAA. Accordingly, none of KAR’s corporate cash and cash equivalents was allocated to IAA in the historical consolidated financial statements. Prior to the Separation Date, cash transferred daily, based on IAA’s balances, to centralized accounts maintained by KAR. As cash was disbursed or received by KAR, it was accounted for by IAA through the Net Parent Investment.
Transactions with Other KAR Businesses
Throughout the periods covered by these unaudited consolidated financial statements, we purchased goods and services from KAR’s other businesses. The cost of products and services obtained from these other businesses were $0.2 million and $0.7 million for the three months ended June 30, 2019 and July 1, 2018, respectively. For the six months ended June 30, 2019 and July 1, 2018, the cost of products and services obtained from these other businesses was $0.5 million and $1.5 million, respectively.

Non-Compete Agreement

Pursuant to the Separation and Distribution Agreement, we agreed not to compete with KAR in certain non-salvage activities for a period of five years following the Separation Date in certain jurisdictions, subject to certain exceptions. We are expressly permitted to continue to conduct our salvage auction business as conducted immediately prior to the Separation Date. The exceptions also permit us to conduct certain non-salvage business, in some cases subject to a revenue sharing mechanic in the event such business exceeds specified volume limits or other thresholds.

Transition Services Agreement

Under the transition services agreement, KAR and its subsidiaries will provide, on an interim, transitional basis, various services to IAA for a period of two years from the Separation Date. The services to be provided will include information technology, accounts payable, payroll, and other financial functions and administrative services. From time to time, IAA may provide similar services to KAR under the transition services agreement.

Tax Matters Agreement

The tax matters agreement generally governs our and KAR’s respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Separation, the Distribution or certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes for any tax period ending on or before the Separation Date, as well as tax periods beginning after the date of the Distribution.

In addition, the tax matters agreement imposes certain restrictions on us and our subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) designed to preserve the tax-free status of the Separation, the Distribution and certain related transactions. The tax matters agreement also provides special rules that allocate tax liabilities in the event the Separation, the Distribution, or certain related transactions fail to qualify as tax-free for U.S. federal income tax purposes.

Employee Matters Agreement

The employee matters agreement allocated liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs and other related matters. The employee matters agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of each company. The employee matters agreement provides that, unless otherwise specified, KAR will be responsible for liabilities associated with employees who are employed by KAR following the Separation, former employees whose last employment was with the KAR businesses and certain specified current and former corporate employees, and we are responsible for liabilities associated with employees who are employed by us following the Separation, former employees whose last employment was with our businesses and certain specified current and former corporate employees.
Note 3—Stock and Stock-Based Compensation Plans

Equity Awards Granted by KAR

Prior to the Separation, KAR issued equity awards from time to time to select employees and non-employee directors of IAA. All outstanding employee equity awards (stock options, restricted stock units and restricted stock) granted by KAR were granted prior to the Separation Date. We recognized stock-based compensation expense associated with these awards in net income based on the fair value of the awards on the date of grant. Under KAR’s long-term incentive plans, KAR common stock and restricted stock was made available for grant, at the discretion of the Compensation Committee of KAR’s Board of Directors or KAR’s Board of Directors, to non-employee directors, executive officers and key employees of IAA in the form of stock options, performance-based restricted stock units (“PRSUs”) and time-based restricted stock units (“RSUs”). The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
PRSUs	$0.2	$0.2	$0.4	$0.5
RSUs	0.7	0.7	1.5	1.3
Total stock-based compensation expense	$0.9	$0.9	$1.9	$1.8
The employee matters agreement required that the outstanding KAR equity awards held by IAA employees and non-employee directors be converted into adjusted awards of IAA pursuant to the 2019 OSIP. The awards were adjusted based on the following principles:

•	For each award recipient, the intent was to maintain the economic value of those awards before and after the Separation Date; and

•
The terms of the equity awards, such as the vesting schedule, will generally continue unchanged, except that the performance criteria for certain PRSUs granted in 2019 will be subject to adjusted performance criteria.

2019 Omnibus Stock and Incentive Plan

On June 27, 2019, our board of directors approved the 2019 Omnibus Stock and Incentive Plan (as amended, the “2019 OSIP”). The purpose of the 2019 OSIP is to provide an additional incentive to selected management employees, directors, independent contractors, and consultants of the Company whose contributions are essential to the growth and success of our business, in order to strengthen the commitment of such persons, motivate such persons to faithfully and diligently perform their responsibilities and attract and retain competent and dedicated persons whose efforts will result in the long-term growth and profitability for us.

Benefits granted under the 2019 OSIP may be granted in any one or a combination of (i) options to purchase IAA common stock; (ii) IAA share appreciation rights (“SARs”), (iii) restricted shares of IAA common stock; (vi) restricted stock units of IAA common stock; (vii) other IAA stock-based awards; or (viii) other cash-based awards. Options, restricted shares, restricted stock units and other share-based awards or cash awards may constitute performance-based awards. The granting or vesting of any performance-based awards will be based on achievement of performance objectives that are based on one or more business criteria, with respect to one or more business units or IAA and its subsidiaries as a whole. Such business criteria may be adjusted to account for unusual or infrequently occurring items or changes in accounting.

Participants will consist of any employee, director, independent contractor or consultant of IAA or any affiliate of IAA selected to receive awards under the 2019 OSIP, and, upon his or her death, his or her successors, heirs, executors and administrators, as the case may be. The number of common shares reserved and available for awards under the 2019 OSIP is 7,551,042 shares, subject to adjustment made in accordance with the 2019 OSIP. Upon the occurrence of certain corporate events that affect the common stock, including but not limited to extraordinary cash dividend, stock split, reorganization or other relevant changes in capitalization, appropriate adjustments may be made with respect to the number of shares available for grants under the 2019 OSIP, the number of shares covered by outstanding awards and the maximum number of shares that may be granted to any participant.

The aggregate awards granted during any calendar year to any single individual will not exceed: (i) 1,000,000 shares subject to options or SARs, (ii) 500,000 shares subject to restricted shares or other share-based awards and (iii) $5,000,000 with respect to any cash-based award. A non-employee director of IAA may not be granted awards under the 2019 OSIP during any calendar year that, when aggregated with such non-employee director’s cash fees received with respect to such calendar year, exceed $750,000 in total value.
Note 4—Net Income Per Share
Basic net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options were excluded from the calculation of diluted net income per share for each of the three months ended June 30, 2019 and 2018. Approximately 0.8 million and 0.7 million PRSUs were excluded from the calculation of diluted net income per share for the three months ended June 30, 2019 and 2018, respectively. Total options outstanding at June 30, 2019 and 2018 were 0.8 million and 1.4 million, respectively.
Basic and dilutive net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net income	$51.3	$49.8	$105.8	$98.1
Weighted average common shares outstanding	133.4	133.4	133.4	133.4
Effect of dilutive stock awards	0.7	0.7	0.7	0.7
Weighted average common shares outstanding and potential common shares	134.1	134.1	134.1	134.1
Net income per share
Basic	$0.38	$0.37	$0.79	$0.73
Diluted	$0.38	$0.37	$0.79	$0.73

Note 5—Long-Term Debt
Long-term debt consisted of the following (in millions):

	June 30, 2019	December 30, 2018
Term Loan Facility	$800.0	$—
Notes	500.0	—
Other	—	456.6
Total debt	1,300.0	456.6
Unamortized debt issuance costs	(25.2)	—
Current maturities of long-term debt	(8.0)	(456.6)
Long-term debt	$1,266.8	$—

Credit Agreement

In connection with the Separation, on June 28, 2019, IAA, Inc. (formerly IAA Spinco Inc.), as borrower, entered into a credit agreement (the “Credit Agreement”), by and among IAA, the several banks and other financial institutions or entities from time to time party thereto as lenders, the issuing lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for, among other things: (i) a seven-year senior secured term loan facility in an aggregate principal amount of $800 million (the “Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of $225 million (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facility”). The Revolving Credit Facility also includes a $50 million sub-limit for issuance of letters of credit and a $50 million sublimit for swing line loans, which can be borrowed on same-day notice. The Term Loan Facility matures on June 28, 2026. We must make principal payments of $2 million each quarter, commencing on September 30, 2019 and continuing on the last day of each September, December, March and June thereafter. The Revolving Credit Facility matures on June 28, 2024. We may prepay the obligations under our Term Loan Facility and Revolving Credit Facility at any time without penalties. The obligations under the Credit Facility are subject to mandatory prepayments for certain debt offerings, asset sales and insurance recovery events, subject to customary exceptions and reinvestment rights.

We used proceeds from the Term Loan Facility to finance the transactions relating to the Separation and Distribution related thereto. We used the remaining proceeds from the Term Loan Facility for IAA's ongoing working capital needs and general corporate purposes. The Revolving Credit Facility may be used for ongoing working capital needs and general corporate purposes. As of June 30, 2019, no amounts were outstanding under the Revolving Credit Facility.

As set forth in the Credit Agreement, the Term Loan Facility accrues interest at an adjusted LIBOR rate plus 2.25% (or at IAA’s election, Base Rate (as defined in the Credit Agreement) plus 1.25%).  Loans under the Revolving Credit Facility will bear interest at an amount equal to the rate calculated based on the type of borrowing (either adjusted LIBOR or Base Rate) and our Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), with such rate ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans. We will also pay a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility based on our Consolidated Senior Secured Net Leverage Ratio, from time to time.

The obligations of IAA, Inc. under the Credit Facility are guaranteed by certain domestic subsidiaries of IAA, Inc. (the “Subsidiary Guarantors”) and are secured by substantially all of the assets, subject to certain exceptions, of IAA, Inc. and the Subsidiary Guarantors, including but not limited to pledges of and first priority perfected security interests in 100% of the equity interests of the Subsidiary Guarantors and 65% of the equity interests of any Subsidiary Guarantors’ first tier foreign subsidiaries.

The Credit Agreement contains affirmative and negative covenants that are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.50 to 1.00 as of each test date on which any Revolving Loans (as defined in the Credit Agreement) are outstanding. We were in compliance with the covenants in the Credit Agreement at June 30, 2019. The Credit Agreement also includes customary events of default, including non-payment, cross-default and change of control, in each case, subject to customary grace periods.

Notes

In connection with the Separation, IAA, Inc. issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027 (the “Notes”) on June 6, 2019 (the "Closing Date") in a private offering exempt from the registration requirements of the Securities Act. The Notes were issued pursuant to an indenture, dated as of the Closing Date (the “Indenture”), between IAA Inc. and U.S. Bank National Association, as trustee (the “Trustee”). We must pay interest on the Notes in cash on June 15 and December 15 of each year at a rate of 5.500% per annum, commencing on December 15, 2019. The Notes mature on June 15, 2027. We used the net proceeds from the Notes offering, together with borrowings under the Term Loan Facility, to make a cash distribution to KAR and to pay fees and expenses related to the Separation and Distribution.

Under certain circumstances, the Indenture permits us to designate certain of our subsidiaries as unrestricted subsidiaries, which subsidiaries will not be subject to the covenants in the Indenture and will not guarantee the Notes.

The Notes are the general unsecured senior obligations of IAA, Inc. and such obligations are guaranteed by the Subsidiary Guarantors. Each guarantee is the general unsecured senior obligation of each Subsidiary Guarantor. The Notes and the related guarantees rank equal in right of payment with all of IAA, Inc.'s and the Subsidiary Guarantors’ unsubordinated indebtedness. The Notes are structurally subordinated in right of payment to all indebtedness and other liabilities of our subsidiaries that will not be Subsidiary Guarantors and effectively junior in right of payment to all of our and the Guarantors’ secured indebtedness to the extent of the value of the collateral securing such indebtedness, including indebtedness under the Credit Facility.

At any time and from time to time prior to June 15, 2022, we may, at our option, redeem the Notes in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the date of redemption. Thereafter, we may, at our option, redeem the Notes in whole or in part at the prices set forth in the Indenture. In addition, at any time and from time to time prior to June 15, 2022, we may, at our option, at a redemption price of 105.5% of the principal amount of Notes redeemed, redeem up to 40% of the original aggregate principal amount of the Notes issued under the Indenture with the proceeds of certain equity offerings.

In the event of a Change of Control Repurchase Event (as defined in the Indenture), unless we have previously or concurrently delivered a redemption notice with respect to all the outstanding Notes, we are required to make an offer to repurchase all of the Notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to, but excluding, the repurchase date. If we sell assets outside the ordinary course of business and do not use the net proceeds for specified purposes under the Indenture, we may be required to use such net proceeds to make an offer to repurchase the Notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

The Indenture contains covenants which, among other things, limit our and our restricted subsidiaries’ ability to pay dividends on or make other distributions in respect of equity interests or make other restricted payments, make certain investments, incur liens on certain assets to secure debt, sell certain assets, consummate certain mergers or consolidations or sell all or substantially all assets, or designate subsidiaries as unrestricted. The Indenture also provides for customary events of default, including non-payment of principal, interest or premium, failure to comply with covenants, and certain bankruptcy or insolvency events. We were in compliance with the covenants in the Indenture at June 30, 2019.

Other

At December 30, 2018, our intercompany debt with KAR was $456.6 million. This debt was eliminated in the Separation. This debt was comprised of three promissory notes, payable on demand, with a weighted average interest rate of 8.27%. In addition, we had outstanding letters of credit in the aggregate amount of $0.4 million and $2.1 million at June 30, 2019 and December 30, 2018, respectively, which reduce the amount available for borrowings under our Revolving Credit Facility.

Fair Value of Debt
As of June 30, 2019, the estimated fair value of our long-term debt amounted to $1.32 billion. The estimates of fair value were based on broker-dealer quotes for our debt as of June 30, 2019. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Note 6—Leases
We lease property, software, automobiles, trucks and trailers pursuant to operating lease agreements. We also lease furniture, fixtures and equipment under finance leases. Our leases have varying remaining lease terms with leases expiring through 2038, some of which include options to extend the leases.
The components of lease expense were as follows (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$28.8	$56.1
Finance lease cost:
Amortization of right-of-use assets	$3.8	$7.6
Interest on lease liabilities	0.2	0.5
Total finance lease cost	$4.0	$8.1

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$28.2	$54.7
Operating cash flows related to finance leases	$0.2	$0.5
Financing cash flows related to finance leases	$2.7	$8.3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$47.1	$49.0
Finance leases	$—	$—

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

June 30, 2019
Operating Leases
Operating lease right-of-use assets	$655.2
Other accrued expenses	$66.8
Operating lease liabilities	633.0
Total operating lease liabilities	$699.8
Finance Leases
Property and equipment, gross	$118.7
Accumulated depreciation	(86.2)
Property and equipment, net	$32.5
Other accrued expenses	$12.1
Other liabilities	9.9
Total finance lease liabilities	$22.0
Weighted Average Remaining Lease Term
Operating leases	12.2 years
Finance leases	2.1 years
Weighted Average Discount Rate
Operating leases	6.2%
Finance leases	4.8%
Maturities of lease liabilities as of June 30, 2019 were as follows (in millions):

	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$55.2	$6.6
2020	102.4	10.7
2021	91.7	5.5
2022	82.1	0.3
2023	72.6	—
Thereafter	610.9	—
Total lease payments	1,014.9	23.1
Less imputed interest	(315.1)	(1.1)
Total	$699.8	$22.0
Note 7—Commitments and Contingencies
We are and may from time to time become involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies, including litigation and environmental matters, are included in “Other accrued expenses” at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Such matters are generally not, in the opinion of management, likely to have a material adverse effect on our financial condition, results of operations or cash flows. Legal fees are expensed as incurred. There has been no significant change in the legal and regulatory proceedings which were disclosed in our audited consolidated financial statements for the fiscal year ended December 30, 2018.

IAA—Lower Duwamish Waterway
Since June 2004, IAA has operated a branch on property it leases in Tukwila, Washington just south of Seattle. The property is located adjacent to a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site"). The LDW Site had been designated a Superfund site in 2001, three years prior to IAA’s tenancy. On March 25, 2008, the United States Environmental Protection Agency (the "EPA") issued IAA a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") related to the LDW Site. On November 7, 2012, the EPA issued IAA a Second General Notice of Potential Liability (the "Second General Notice") for the LDW Site. The EPA's website indicates that the EPA has issued general notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities related to the LDW Site. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believed IAA may be a Potentially Responsible Party ("PRP") but the EPA did not specify the factual basis for this assertion. At this time, the EPA still has not specified the factual basis for this assertion and has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. Four PRPs, The Boeing Company, the City of Seattle, the Port of Seattle and King County - the Lower Duwamish Waterway Group ("LDWG"), have funded a remedial investigation and feasibility study related to the cleanup of the LDW Site. In December 2014, the EPA issued a Record of Decision ("ROD"), detailing the final cleanup plan for the LDW Site. The ROD estimated the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup was 17 years, including 7 years of active remediation, and 10 years of monitored natural recovery. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. On February 11, 2016, IAA received a Notice of Intent letter from the United States National Oceanic and Atmospheric Administration informing IAA that the Elliott Bay Trustee Council were beginning to conduct an injury assessment for natural resource damages in the LDW. The Notice of Intent indicated that the decision of the trustees to proceed with this natural resources injury assessment followed a pre-assessment screen performed by the trustees. Shortly thereafter, in a letter dated August 16, 2016, EPA issued a status update to the PRPs at the LDW Site. The letter stated that EPA expected the bulk of the pre-remedial design work currently being performed by the LDWG to be completed by the beginning of 2018, with the Remedial Design/Remedial Action ("RD/RA") phase to follow. The EPA previously anticipated that the pre-design work would be completed sometime during 2018, and the Company is not aware of any further information regarding that schedule. Accordingly, RD/RA negotiations with all PRPs may begin sometime in 2019. At this time, the Company has not received any further notices from the EPA and does not have adequate information to determine IAA's responsibility, if any, for contamination at this site, or to estimate IAA's loss as a result of this potential liability.
In addition, the Washington State Department of Ecology ("Ecology") is working with the EPA in relation to the LDW Site, primarily to investigate and address sources of potential contamination contributing to the LDW Site. In 2007, IAA installed a stormwater capture and filtration system designed to treat sources of potential contamination before discharge to the LDW Site. The immediate-past property owner, the former property owner and IAA have had discussions with Ecology concerning possible source control measures, including an investigation of the water and soils entering the stormwater system, an analysis of the source of contamination identified within the system, if any, and possible repairs and upgrades to the stormwater system if required. Additional source control measures, if any, are not expected to have a material adverse effect on future recurring operating costs.
Note 8—Segment Information
ASC 280, Segment Reporting, requires reporting of segment information that is consistent with the manner in which the chief operating decision maker operates and views the Company. Our operations are grouped into three operating segments: United States, Canada and United Kingdom. The operating segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results. We have one reportable business segment: United States. Canada and United Kingdom do not meet the criteria to be considered reportable segments but have been presented as “International” in the tables below to reconcile the amounts presented to consolidated totals.

Financial information regarding our reportable segment is set forth below as of and for the three and six months ended June 30, 2019 (in millions):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	United States	International	Total	United States	International	Total
Revenues	$320.5	$45.9	$366.4	$634.8	$88.8	$723.6
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	195.8	31.9	227.7	384.9	61.2	446.1
Selling, general and administrative	30.7	3.0	33.7	60.7	6.6	67.3
Depreciation and amortization	20.5	1.6	22.1	40.5	3.4	43.9
Total operating expenses	247.0	36.5	283.5	486.1	71.2	557.3
Operating profit	73.5	9.4	82.9	148.7	17.6	166.3
Interest expense	11.9	—	11.9	21.6	—	21.6
Other expense, net	(0.1)	(0.1)	(0.2)	—	(0.1)	(0.1)
Income before income taxes	61.7	9.5	71.2	127.1	17.7	144.8
Income taxes	17.3	2.6	19.9	34.0	5.0	39.0
Net income	$44.4	$6.9	$51.3	$93.1	$12.7	$105.8
Total assets	$1,829.0	$181.3	$2,010.3	$1,829.0	$181.3	$2,010.3

Financial information regarding our reportable segment is set forth below as of and for the three and six months ended July 1, 2018 (in millions):

	Three Months Ended July 1, 2018			Six Months Ended July 1, 2018
	United States	International	Total	United States	International	Total
Revenues	$300.1	$33.1	$333.2	$603.5	$67.0	$670.5
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	179.6	21.5	201.1	364.8	43.0	407.8
Selling, general and administrative	28.1	3.2	31.3	57.9	6.0	63.9
Depreciation and amortization	23.0	1.7	24.7	45.4	3.4	48.8
Total operating expenses	230.7	26.4	257.1	468.1	52.4	520.5
Operating profit	69.4	6.7	76.1	135.4	14.6	150.0
Interest expense	9.7	—	9.7	19.3	—	19.3
Other expense, net	(0.8)	—	(0.8)	(0.8)	—	(0.8)
Income before income taxes	60.5	6.7	67.2	116.9	14.6	131.5
Income taxes	15.5	1.9	17.4	29.4	4.0	33.4
Net income	$45.0	$4.8	$49.8	$87.5	$10.6	$98.1
Total assets	$1,271.5	$144.7	$1,416.2	$1,271.5	$144.7	$1,416.2
Note 9—Subsequent Event
On July 31, 2019, we acquired Decision Dynamics, Inc. ("DDI"), a leading electronic lien and title technology firm located in Lexington, South Carolina. The purchase price for the transaction is approximately $17 million, and could increase by an additional $4.1 million over three years, contingent on certain terms, conditions and the achievement of various performance targets. Annual revenue for DDI was approximately $8.3 million in the last twelve months ended June 30, 2019.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

We refer to IAA, Inc. and its subsidiaries collectively as “IAA”, “the Company”, “we”, “our” and “us”. Our fiscal year ends on the last Sunday in December in each year, consisting of either 52 or 53 weeks.

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. See “Forward-Looking Statements” immediately prior to Part I, Item 1 in this Quarterly Report on Form 10-Q.”
Executive Overview
Our Business
IAA is a leading provider of auction solutions for total loss, damaged and low-value vehicles in North America and is also a provider of auction services in the United Kingdom. Leveraging leading-edge technology and focusing on innovation, IAA’s unique multi-channel platform processes approximately 2.5 million total-loss, damaged and low-value vehicles annually. Headquartered near Chicago in Westchester, IL, we have over 3,600 talented employees and over 190 facilities throughout the US, Canada and the United Kingdom. IAA serves a global buyer base and a full spectrum of sellers, including insurance companies, dealerships, rental car companies, fleet lease companies and charitable organizations. We offer customers a comprehensive suite of services aimed at maximizing vehicle value, reducing administrative costs, shortening selling cycle time and delivering customers the highest economic returns. Buyers have access to industry leading, innovative vehicle evaluation and bidding tools, enhancing the overall purchasing experience.
At June 30, 2019, properties utilized by IAA included 181 salvage vehicle auction facilities in the United States and Canada, most of which are leased. The IAA North American properties are used primarily for auction and storage purposes consisting on average of approximately 30 acres of land per site. IAA also includes HBC Vehicle Services Limited (“HBC”), which operated 14 locations in the United Kingdom at June 30, 2019.
The Separation and Distribution
On February 27, 2018, KAR Auction Services, Inc. ("KAR") announced a plan to pursue the separation and spin-off (the "Separation") of its salvage auction businesses into a separate public company. On June 28, 2019 (the "Separation Date"), KAR completed the distribution of 100% of the issued and outstanding shares of common stock of IAA to the holders of record of KAR's common stock on June 18, 2019, on a pro rata basis (the "Distribution"). On the Separation Date, each KAR common stockholder of record received one share of IAA common stock for every one share of KAR common stock held by such stockholder as of the record date. Following the Separation and Distribution, IAA became an independent publicly-traded company and is listed on the New York Stock Exchange under the symbol “IAA.” See Note 1 - Basis of Presentation and Nature of Operations in the condensed notes to unaudited consolidated financial statements for additional information.
2019 Highlights

•	This quarter marked a significant milestone in our history as we successfully executed our spin-off from KAR to become an independent publicly traded company.

•
In connection with the Separation, we entered into a $225 million five-year revolving credit facility, an $800 million seven-year senior secured term loan facility and we issued $500 million of senior unsecured notes due 2027. See Note 5 - Long-Term Debt in the condensed notes to unaudited consolidated financial statements for additional information.

•
On July 31, 2019, we acquired Decision Dynamics, Inc. ("DDI"), a leading electronic lien and title technology firm located in Lexington, South Carolina. The purchase price for the transaction is approximately $17 million, and could increase by an additional $4.1 million over three years, contingent on certain terms, conditions and the achievement of various performance targets. Annual revenue for DDI was approximately $8.3 million in the last twelve months ended June 30, 2019.

Sources of Revenues and Expenses
A significant portion of our revenue is derived from auction fees and related services associated with our salvage auctions. Approximately two-thirds of our revenue is earned from buyers and represents fees charged based on a tiered structure that increases with the sales price of the vehicle as well as service fees for additional services. In addition, approximately one-third of our revenue is earned from sellers and represents the combination of the inbound tow, processing, storage, titling, enhancing and auctioning of the vehicle. We purchase only a small amount of vehicles as the majority of our business comprises auctioning vehicles on consignment. However, when we do purchase vehicles, we record the entire sale price as revenue and the purchase price as cost of services, which results in lower gross margin versus vehicles sold at auction on a consignment basis. Although auction revenues primarily include the auction services and related fees, our related receivables and payables include the gross value of the vehicles sold.
Our operating expenses consist of cost of services, selling, general and administrative and depreciation and amortization. Cost of services is comprised of payroll and related costs, subcontract services, the cost of vehicles purchased, supplies, insurance, property taxes, utilities, service contract claims, maintenance and lease expense related to the auction sites. Cost of services excludes depreciation and amortization. Selling, general and administrative expenses are comprised of, among other things, payroll and related costs, sales and marketing, information technology services and professional fees.
Results of Operations

	Three Months Ended				Six Months Ended
(Dollars in millions)	June 30, 2019	July 1, 2018	% Change		June 30, 2019	July 1, 2018	% Change

Revenues	$366.4	$333.2	10.0%		$723.6	$670.5	7.9%
Cost of services*	227.7	201.1	13.2%		446.1	407.8	9.4%
Gross profit*	138.7	132.1	5.0%		277.5	262.7	5.6%
Gross margin	37.9%	39.7%	(180)	bp	38.4%	39.2%	(80)	bp
Selling, general and administrative	33.7	31.3	7.6%		67.3	63.9	5.3%
Depreciation and amortization	22.1	24.7	(10.6)%		43.9	48.8	(10.1)%
Operating profit	82.9	76.1	9.0%		166.3	150.0	10.9%
Interest expense	11.9	9.7	22.7%		21.6	19.3	11.9%
Other income, net	(0.2)	(0.8)	(79.8)%		(0.1)	(0.8)	(92.3)%
Income before income taxes	71.2	67.2	5.9%		144.8	131.5	10.1%
Income taxes	19.9	17.4	14.1%		39.0	33.4	16.6%
Net income	$51.3	$49.8	3.1%		$105.8	$98.1	7.9%
Net income per share
Basic	$0.38	$0.37	3.1%		$0.79	$0.73	7.9%
Diluted	$0.38	$0.37	3.1%		$0.79	$0.73	7.9%
________________
* Exclusive of depreciation and amortization
Revenues
In the second quarter of 2019, total consolidated revenues increased $33.2 million, or 10.0%, to $366.4 million from $333.2 million in the second quarter of fiscal 2018 primarily due to increased volumes of approximately 6% and an increase in revenue per vehicle sold of approximately 4%. U.S. revenues increased $20.4 million, or 6.8%, to $320.5 million in the second quarter of 2019 from $300.1 million in the prior year period. International revenues increased $12.8 million in the second quarter of 2019, or 38.8%, to $45.9 million from $33.1 million in the comparable prior year period. The increase in international revenues was primarily due to a higher mix of purchased vehicles as well as an increase in volume and revenue per unit.
For the six months ended June 30, 2019, total consolidated revenues increased $53.1 million, or 7.9%, to $723.6 million from $670.5 million in the comparable prior year period primarily due to increased volumes of approximately 3% and an increase in revenue per vehicles sold of approximately 5%. U.S. revenues increased $31.3 million, or 5.2%, in the first half of 2019 to $634.8 million from $603.5 million in the comparable prior year period. International revenues increased, $21.8 million, or 32.4%, to $88.8 million from $67.0 million in the comparable prior year period. The increase in international revenues was primarily due to a higher mix of purchased vehicles as well as an increase in volume and revenue per unit.
Gross Profit
Gross profit, which is defined as total consolidated revenues minus cost of services and exclusive of depreciation and amortization, increased by $6.6 million, or 5.0%, to $138.7 million from $132.1 million in the second quarter of fiscal 2018, primarily due to the increase in revenues, which was partially offset by an increase in our cost of services. Gross margin decreased 180 basis points to 37.9% in the second quarter of 2019 compared to the second quarter of 2018 primarily due to a higher mix of purchased vehicles in our international businesses as well as an increase in occupancy costs.
For the six months ended June 30, 2019, gross profit increased $14.8 million, or by 5.6%, to $277.5 million from $262.7 million in the comparable prior year period, primarily due to the increase in revenues, which was partially offset by an increase in our cost of services. Gross margin decreased 80 basis points to 38.4% primarily due to a higher mix of purchased vehicles in our international businesses as well as an increase in occupancy costs.
Selling, General and Administrative
Selling, general and administrative expenses increased $2.4 million, or 7.6%, to $33.7 million from $31.3 million in the second quarter of fiscal 2018 primarily due to $1.9 million of expenses related to our spin-off from KAR.
For the six months ended June 30, 2019, selling, general and administrative expenses increased $3.4 million, or 5.3%, to $67.3 million from $63.9 million in the prior year period primarily due to $2.6 million of expenses related to our spin-off from KAR.
Depreciation and Amortization
Depreciation and amortization decreased $2.6 million, or 10.6%, to $22.1 million for three months ended June 30, 2019, compared with $24.7 million for the three months ended July 1, 2018. For the six months ended June 30, 2019, depreciation and amortization decreased $4.9 million, or 10.1%, to $43.9 million compared with $48.8 million for the six months ended July 1, 2018. The decrease in depreciation and amortization in both periods was primarily the result of the derecognition of fixed assets associated with certain sale leaseback transactions associated with the adoption of Topic 842 in the first quarter of 2019. See Note 1 - Basis of Presentation and Nature of Operations in the condensed notes to unaudited consolidated financial statements of additional information.
Interest Expense
Interest expense was $11.9 million in the second quarter of 2019 compared to $9.7 million in the comparable quarter of 2018. Interest expense for the six months ended June 30, 2019 was $21.6 million compared to $19.3 million in the comparable prior year period. The increases over the prior year for both the quarter and year-to-date period were driven by incremental interest from the $500 million aggregate principal amount of 5.50% Senior Notes due 2027 (the "Notes") issued in June 2019.
Income Taxes
The effective tax rate of 27.9% for the three months ended June 30, 2019 was negatively impacted by 1.7% primarily due to an adjustment of $1.2 million to our deferred taxes related to our spin-off from KAR. This compares to an effective tax rate of 25.9% in the corresponding period of the prior year.

The effective tax rate for the six months ended June 30, 2019 and July 1, 2018 was 26.9% and 25.4%, respectively. The year to date June 30, 2019 effective tax rate was negatively impacted by 1.0% primarily due to adjustments of $1.5 million to our deferred taxes related to our spin-off from KAR.
Net Income and EPS
For the three months ended June 30, 2019, net income was $51.3 million, or $0.38 per diluted share, compared to $49.8 million, or $0.37 per diluted share, in the second quarter of fiscal 2018.

For the six months ended June 30, 2019, net income was $105.8 million, or $0.79 per diluted share, compared to $98.1 million, or $0.73 per diluted share, in the second quarter of fiscal 2018.
Liquidity and Capital Resources
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations and working capital. Historically, we transferred our cash flow generated by our operations to KAR to support its overall cash management strategy. Cash was transferred daily, based on our balances, to centralized accounts maintained by KAR. As cash was disbursed or received by KAR, it was accounted for by us through Net Parent Investment on our balance sheet, statement of cash flow and statement of stockholders' (deficit) equity.

On the Separation Date, our capital structure and sources of liquidity changed significantly. We no longer participate in cash management and funding arrangements with KAR. Subsequent to the Separation Date, our principal source of liquidity consists of cash generated by operations, and our Revolving Credit Facility (as defined below) provides another source of liquidity as needed. Our internally generated cash flow will be used to invest in new products and services, fund capital expenditures and fund working capital requirements, and is expected to be adequate to service any future debt, pay any future dividends, fund any stock repurchases and fund future acquisitions, if any. Our ability to fund these capital needs will depend on our ongoing ability to generate cash from operations and to access borrowings under our Revolving Credit Facility and the capital markets. We believe that our cash on hand, future cash from operations, borrowings available under our Revolving Credit Facility and access to the debt and capital markets will provide adequate resources to fund our operating and financing needs for at least the next twelve months.

Working Capital
A substantial amount of our working capital is generated from the payments received for services provided. The majority of our working capital needs are short-term in nature, usually less than three months in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and branch. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in our accounts and on our balance sheet that is unavailable for use until it is made available by the various financial institutions. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the United States are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, we cannot offset all the cash and the outstanding checks on our balance sheet. Changes in working capital vary from quarter-to-quarter as a result of the timing of collections and disbursements of funds to consignors from auctions held near period end.
If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and foreign withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
Summary of Cash Flows

(in millions)	Six Months ended June 30, 2019	Six Months ended July 1, 2018
Net cash provided by (used by):
Operating activities	$159.7	$165.0
Investing activities	(37.4)	(27.7)
Financing activities	(132.1)	(122.6)
Effect of exchange rate on cash	0.7	(0.5)
Net increase (decrease) in cash and cash equivalents	$(9.1)	$14.2

Operating cash flows: The decrease in operating cash flow in the six months ended June 30, 2019 compared to the six months ended July 1, 2018 was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends. This was offset by increased profitability adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred rent, provision for credit losses and deferred taxes.
Investing cash flows: The increase in net cash used by investing activities in the six months ended June 30, 2019 compared to the six months ended July 1, 2018 was primarily attributable to an increase in cash used for capital expenditures.
Financing cash flows: The increase in net cash used by financing activities in the six months ended June 30, 2019 compared to the six months ended July 1, 2018 was primarily attributable to the cash distribution made to KAR in connection with the Distribution, partially offset by the net proceeds from offering of Notes and our Term Loan Facility.

Our Outstanding Indebtedness

In connection with the Separation, on June 28, 2019 we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders time to time party thereto (the “Credit Agreement”), which provides for, among other things, a seven year senior secured term loan facility in an aggregate principal amount of $800 million (the “Term Loan Facility”) and a five year revolving credit facility in an aggregate principal amount of $225 million (the “Revolving Credit Facility”). The Revolving Credit Facility also includes a $50 million sub-limit for issuance of letters of credit and a $50 million sublimit for swing line loans, which can be borrowed on same-day notice. As of June 30, 2019, no amounts were outstanding under the Revolving Credit Facility. We were in compliance with the covenants in the Credit Agreement at June 30, 2019. See Note 5 - Long Term Debt in the condensed notes to unaudited consolidated financial statements for additional information.

On June 6, 2019, we issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027 (the “Notes”). We must pay interest on the Notes in cash on June 15 and December 15 of each year at a rate of 5.500% per annum, with the first interest payment date being December 15, 2019. The Notes will mature on June 15, 2027. The net proceeds from the Notes offering, together with borrowings under our prior senior credit facility, were used to make a cash distribution to KAR and to pay fees and expenses related to the Separation. See Note 5 - Long Term Debt in the condensed notes to unaudited consolidated financial statements for additional information.

Prior to the Separation Date, we had intercompany debt with KAR totaling $456.6 million. This debt, which was eliminated on the Separation Date, was comprised of three promissory notes, payable on demand, with a weighted average interest rate of 8.27%.

(Dollars in millions)	June 30, 2019	December 30, 2018
Net Debt
Term Loan Facility	$800.0	$—
Notes	500.0	—
Revolving Credit Facility	—	—
Total finance lease liabilities	22.0	—
Other	—	456.6
Total debt	1,322.0	456.6
Less: Cash	(50.9)	(60.0)
Net debt	$1,271.1	$136.3

Capital Expenditures
Capital expenditures for the six months ended June 30, 2019 and July 1, 2018 were $37.5 million and $28.7 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Approximately half of our 2019 capital expenditures are expected to relate to technology-based investments, including improvements in information technology systems and infrastructure. Other anticipated capital expenditures are primarily attributable to improvements and expansion at our facilities. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Off-Balance Sheet Arrangements
As of June 30, 2019, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Exchange Act.
Contractual Obligations
Our contractual cash obligations for capital lease obligations and operating leases as of December 30, 2018 are summarized in the table of contractual obligations disclosed under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our information statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC on June 13, 2019. Our operating lease obligations change in the ordinary course of business as we lease most of our facilities, as well as other property and equipment under operating leases. Future operating lease obligations will continue to change if renewal options are exercised and/or if we enter into additional operating lease agreements.
As more fully described above under “Our Outstanding Indebtedness” and in Note 5 - Long-Term Debt in our condensed notes to unaudited consolidated financial statements, in connection with the Separation, we entered into the $800 million Term Loan Facility and $225 million Revolving Credit Facility. The Term Loan Facility matures on June 28, 2026. We must make principal payments of $2 million each quarter, commencing on September 30, 2019 and continuing on the last day of each September, December, March and June thereafter. The Revolving Credit Facility matures on June 28, 2024. We may prepay the obligations under our Term Loan Facility and Revolving Credit Facility at any time without penalties. The Term Loan Facility accrues interest at an adjusted LIBOR rate plus 2.25% (or at IAA’s election, Base Rate (as defined in the Credit Agreement) plus 1.25%).  Loans under the Revolving Credit Facility bear interest at an amount equal to the rate calculated based on either adjusted LIBOR or Base Rate plus an applicable margin ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans, in each case depending on our consolidated senior secured net leverage ratio (as defined in the Credit Agreement).
We also issued $500 million aggregate principal amount of Notes on June 6, 2019, which pay interest semiannually at a rate of 5.500% per annum. The Notes mature on June 15, 2027. At any time and from time to time prior to June 15, 2022, we may, at our option, redeem the Notes in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the date of redemption. Thereafter, we may, at our option, redeem the Notes in whole or in part at the prices set forth in the Indenture. In addition, at any time and from time to time prior to June 15, 2022, we may, at our option, at a redemption price of 105.5% of the principal amount of Notes redeemed, redeem up to 40% of the original aggregate principal amount of the Notes issued under the Indenture with the proceeds of certain equity offerings.
Other than described above, there have been no material changes to the contractual obligations of the Company since December 30, 2018.
Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material. There have been no material changes in our critical accounting policies disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our information statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC on June 13, 2019. For further information about recently issued accounting pronouncements, see Note 1 - Summary of Significant Accounting Policies in the condensed notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our outstanding indebtedness reflects a mix of fixed and variable rate debt and we are exposed to interest rate risk with respect to our variable rate indebtedness. As of June 30, 2019, we had outstanding $500.0 million of fixed rate debt from our outstanding Notes and $800.0 million of variable rate debt from our Term Loan Facility. The Term Loan Facility accrues interest at an adjusted LIBOR rate plus 2.25% (or at IAA’s election, Base Rate (as defined in the Credit Agreement) plus 1.25%).  Loans under the Revolving Credit Facility bear interest at an amount equal to the rate calculated based on either adjusted LIBOR or Base Rate plus an applicable margin ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans, in each case depending on our consolidated senior secured net leverage ratio (as defined in the Credit Agreement). A 100 basis point increase in the interest rates related to our variable rate debt based on the balance outstanding at June 30, 2019 would increase our interest expense by approximately $8.0 million annually. We may in the future manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. As of June 30, 2019, we have not entered into any swap agreements.

Other than described above, there were no material changes to market risks and related disclosures from those disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risks” in our information statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC on June 13, 2019.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2019.

Changes in Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended December 29, 2019. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.    Legal Proceedings

See Note 7 - Commitments and Contingencies in the condensed notes to the unaudited consolidated financial statements for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
Item 1A.    Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" in our registration statement on Form 10, as amended, which was filed with the SEC on June 13, 2019. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in "Item 1A. Risk Factors" in our information statement filed as Exhibit 99.1 our Registration Statement on Form 10 filed with the SEC on June 13, 2019.

Item 6.    Exhibits, Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.†	8-K	001-38580	2.1	6/28/2019
3.1	Amended and Restated Certificate of Incorporation of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.1	6/28/2019
3.2	Amended and Restated By-laws of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.2	6/28/2019
4.1	Indenture, dated June 6, 2019, between IAA, Inc. (f/k/a IAA Spinco Inc.) and U.S. Bank National Association, as trustee, including the form of the 5.500% Senior Notes due 2027	Form 10	001-38580	4.1	6/13/2019
10.1	Transition Services Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-38580	10.1	6/28/2019
10.2	Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-38580	10.2	6/28/2019
10.3	Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-38580	10.3	6/28/2019
10.4	IAA, Inc. 2019 Omnibus Stock and Incentive Plan	8-K	001-38580	10.4	6/13/2019
10.5	Credit Agreement, dated as of June 28, 2019, among IAA, Inc., the several banks and other financial institutions or entities from time to time party thereto as lenders, the issuing lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-38580	10.1	6/28/2019
10.6	Form Employment Agreement for Executive Officers					X
10.7	Form of Stock Option Award Agreement (Officers)					X
10.8	Form of Restricted Stock Unit Award Agreement (Officers)					X
10.9	Form of Performance Restricted Stock Unit Award Agreement (Officers)					X
10.10	Form Indemnification Agreement entered into with directors and officers					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X**
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
_______________________________________________________________________________

†	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IAA, Inc.
(Registrant)

Date:	August 13, 2019	/s/ John W. Kett
John W. Kett President and Chief Executive Officer (Principal Executive Officer)

Date:	August 13, 2019	/s/ Vance C. Johnson
Vance C. Johnson Executive Vice President, Chief Financial Officer (Principal Financial Officer)