Form 10-Q
period 2019-09-29
IAA, Inc.
filed 2019-11-13
CIK 1745041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of October 31, 2019, 133,513,165 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
IAA, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenues	$357.3	$321.1	$1,080.9	$991.6
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	221.3	202.5	667.4	610.3
Selling, general and administrative	38.9	31.7	106.2	95.6
Depreciation and amortization	22.1	24.3	66.0	73.1
Total operating expenses	282.3	258.5	839.6	779.0
Operating profit	75.0	62.6	241.3	212.6
Interest expense	17.5	9.6	39.1	28.9
Other income, net	—	—	(0.1)	(0.8)
Income before income taxes	57.5	53.0	202.3	184.5
Income taxes	15.7	14.0	54.7	47.4
Net income	$41.8	$39.0	$147.6	$137.1
Net income per share
Basic	$0.31	$0.29	$1.11	$1.03
Diluted	$0.31	$0.29	$1.10	$1.02
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net income	$41.8	$39.0	$147.6	$137.1
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1.8)	$8.0	(4.5)	$3.8
Comprehensive income	$40.0	$47.0	$143.1	$140.9
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Balance Sheets
(in millions, except per share amounts)

	September 29, 2019	December 30, 2018
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$49.8	$60.0
Trade receivables, net of allowances of $4.4 and $3.3	298.8	311.0
Prepaid consigned vehicle charges	46.8	48.5
Other current assets	31.2	34.0
Total current assets	426.6	453.5
Other assets
Operating lease right-of-use assets, net of accumulated amortization of $54.2 and $0.0	704.8	—
Goodwill	547.6	530.2
Customer relationships, net of accumulated amortization of $306.5 and $286.7	55.6	74.8
Other intangible assets, net of accumulated amortization of $162.0 and $148.2	87.4	86.1
Other assets	13.4	10.4
Total other assets	1,408.8	701.5
Property and equipment, net of accumulated depreciation of $364.0 and $389.2	244.5	345.2
Total assets	$2,079.9	$1,500.2

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$76.8	$129.0
Short-term right-of-use operating lease liability	58.9	—
Accrued employee benefits and compensation expenses	29.5	29.6
Current maturities of long-term debt	8.0	456.6
Income taxes payable	1.6	2.2
Accrued interest	18.6	—
Other accrued expenses	51.5	53.6
Total current liabilities	244.9	671.0
Non-current liabilities
Long-term debt	1,267.7	—
Long-term right-of-use operating lease liability	681.3	—
Deferred income tax liabilities	63.2	63.1
Deferred rent	—	186.8
Other liabilities	9.7	16.1
Total non-current liabilities	2,021.9	266.0
Commitments and contingencies (Note 7)
Stockholders' (deficit) equity
Preferred stock, $0.01 par value: 150.0 shares authorized; 0 shares issued and outstanding as of September 29, 2019	—	—
Common stock, $0.01 par value: 750.0 shares authorized;133.5 shares issued and outstanding as of September 29, 2019	1.3	—
Additional paid-in capital	2.0	—
Accumulated deficit	(172.7)	—
Accumulated other comprehensive loss	(17.5)	(13.0)
Net Parent Investment	—	576.2
Total stockholders' (deficit) equity	(186.9)	563.2
Total liabilities and stockholders' (deficit) equity	$2,079.9	$1,500.2
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' (Deficit) Equity
(In millions)
(Unaudited)

	Three Months September 29, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
Balance at July 1, 2019	133.4	$1.3	$—	$(214.5)	$—	$(15.7)	$(228.9)
Net income		—	—	41.8	—	—	41.8
Foreign currency translation adjustments, net of tax		—	—	—	—	(1.8)	(1.8)
Share-based compensation expense		—	1.4	—	—	—	1.4
Exercise of Stock Options	0.1	—	0.7	—	—	—	0.7
Withholding taxes withheld on share based awards		—	(0.1)	—	—	—	(0.1)
Balance at September 29, 2019	133.5	$1.3	$2.0	$(172.7)	$—	$(17.5)	$(186.9)

	Three Months Ended September 30, 2018
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
Balance at July 2, 2018	—	$—	$—	$—	$564.3	$(15.5)	$548.8
Net income		—	—	—	39.0	—	39.0
Foreign currency translation adjustments, net of tax		—	—	—	—	8.0	8.0
Stock-based compensation expense		—	—	—	1.0	—	1.0
Net transfer to Parent and affiliates		—	—	—	(61.0)	—	(61.0)
Balance at September 30, 2018	—	$—	$—	$—	$543.3	$(7.5)	$535.8
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' (Deficit) Equity (continued)
(In millions)
(Unaudited)

	Nine Months Ended September 29, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
Balance at December 30, 2018	—	$—	$—	$—	$576.2	$(13.0)	$563.2
Cumulative effect adjustment for adoption of ASC Topic 842, net of tax		—	—	—	1.1	—	1.1
Net income		—	—	41.8	105.8	—	147.6
Foreign currency translation adjustments, net of tax		—	—	—	—	(4.5)	(4.5)
Share-based compensation expense		—	1.4	—	1.9	—	3.3
Exercise of Stock Options	0.1	—	0.7	—	—	—	0.7
Withholding taxes withheld on share based awards		—	(0.1)	—	—	—	(0.1)
Reclassification of net parent investment to common stock and additional paid-in capital	133.4	1.3	—	(214.5)	213.2	—	—
Dividend Paid to KAR		—	—	—	(1,278.0)	—	(1,278.0)
Net transfer to Parent and affiliates		—	—	—	379.8	—	379.8
Balance at September 29, 2019	133.5	$1.3	$2.0	$(172.7)	$—	$(17.5)	$(186.9)

	Nine Months Ended September 30, 2018
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
Balance at December 31, 2017	—	$—	$—	$—	$582.6	$(11.3)	$571.3
Cumulative effect adjustment for adoption of ASC Topic 606, net of tax		—	—	—	(3.0)	—	(3.0)
Net income		—	—	—	137.1	—	137.1
Foreign currency translation adjustments, net of tax		—	—	—	—	3.8	3.8
Share-based compensation expense		—	—	—	2.8	—	2.8
Net transfer to Parent and affiliates		—	—	—	(176.2)	—	(176.2)
Balance at September 30, 2018	—	$—	$—	$—	$543.3	$(7.5)	$535.8
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 29, 2019	September 30, 2018
Operating activities
Net income	$147.6	$137.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.0	73.1
Amortization of debt issuance costs	1.1	—
Non-cash right of use amortization	86.7	—
Stock-based compensation	3.2	2.8
Deferred rent	—	1.8
Provision for credit losses	2.0	2.1
Deferred income taxes	0.2	(2.2)
Gain on disposal of fixed assets	—	(0.5)
Changes in operating assets and liabilities:
Operating lease payments	(94.5)	—
Trade receivables and other assets	11.5	20.9
Accounts payable and accrued expenses	25.8	6.7
Net cash provided by operating activities	249.6	241.8
Investing activities
Acquisition of businesses (net of cash acquired)	(16.8)	—
Purchases of property, equipment and computer software	(56.4)	(38.4)
Proceeds from the sale of property and equipment	0.1	0.5
Net cash used by investing activities	(73.1)	(37.9)
Financing activities
Proceeds from debt issuance	1,300.0	—
Dividend paid to KAR	(1,278.0)	—
Net cash transfers to Parent and affiliates	(117.7)	(176.2)
Issuance of common stock under stock plans	0.7	—
Tax withholding payments for vested RSUs	(0.1)	—
Deferred financing costs	(25.2)	—
Payments on finance leases	(10.9)	(12.5)
Net (decrease) increase in book overdrafts	(51.4)	5.8
Net cash used by financing activities	(182.6)	(182.9)
Effect of exchange rate changes on cash	(4.1)	(0.3)
Net (decrease) increase in cash and cash equivalents	(10.2)	20.7
Cash and cash equivalents at beginning of period	60.0	33.1
Cash and cash equivalents at end of period	$49.8	$53.8
Cash paid for interest	$0.3	$0.8
Cash paid for taxes, net of refunds	$57.7	$49.4
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
Note 1—Basis of Presentation and Nature of Operations
Description of Business
IAA, Inc., together with its subsidiaries (collectively referred to herein as “IAA”, "we," "us," "our" and "the Company") is a leading provider of auction solutions for total loss, damaged and low-value vehicles in North America and is also a provider of auction services in the United Kingdom. We operate in one reportable segment. We facilitate the sale of total loss, damaged and low-value vehicles for a full spectrum of sellers. Our solutions, which are focused on a diverse set of global customers, provide buyers with the vehicles they need to, among other things, fulfill their vehicle rebuild requirements, replacement part inventory or scrap demand. Fees for our solutions are earned from both sellers and buyers of vehicles. In return for agreed-upon fees, vehicles are sold on behalf of our sellers, who continue to own the vehicle until it is sold to buyers through our marketplaces. Over 80% of volume that passes through our marketplaces is associated with insurance total loss vehicles, including vehicles from catastrophic events like hurricanes, floods and hail damage, and the remaining volume is associated with noninsurance customers such as dealerships, rental car companies, fleet lease companies, charitable organizations and the general public. At September 29, 2019, properties utilized by IAA included 182 salvage vehicle auction facilities in the United States and Canada, most of which are leased. The IAA North American properties are used primarily for auction and storage purposes consisting on average of approximately 30 acres of land per site. IAA also includes HBC Vehicle Services Limited, which operated 14 locations in the United Kingdom at September 29, 2019.
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

In connection with the Separation, on the Separation Date, we paid a dividend to KAR of $1,278.0 million, which included $456.6 million to settle intercompany debt and $40.9 million for certain fixed assets transferred to us by KAR on the Separation Date. We also paid KAR $117.8 million on the Separation Date to settle other intercompany accounts in connection with the Separation.

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
Basis of Presentation
Throughout the periods covered by these unaudited consolidated financial statements and until the Separation Date, we operated as a separate reportable segment within KAR and, since the Separation Date, we have operated independently from KAR. The accompanying unaudited consolidated financial statements and condensed notes related thereto have been prepared from KAR’s historical accounting records and are presented on a stand-alone basis as if IAA's operations had been conducted independently from KAR for all periods prior to the Separation Date. Accordingly, prior to the Separation Date, KAR’s net investment in these operations (Net Parent Investment) was shown in lieu of stockholder’s (deficit) equity in the unaudited consolidated financial statements. Our historical results of operations, financial position and cash flows presented in the unaudited consolidated financial statements may not be indicative of what they would have been had we actually been a separate stand-alone entity during such periods, nor are they necessarily indicative of our future results of operations, financial position and cash flows.

IAA is comprised of certain stand-alone legal entities for which discrete financial information is available. The unaudited consolidated statements of income include all revenues and costs directly attributable to us, including costs for functions and services used by us. Prior to the Separation Date, certain shared costs were directly charged to us by KAR based on specific identification or other allocation methods. Our results of operations prior to the Separation Date also include allocations of costs for administrative functions and services performed on behalf of us by centralized staff groups within KAR. Current and deferred income taxes and related tax expense have been determined based on our stand-alone results by applying Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, to our operations in each country as if we were a separate taxpayer (i.e., following the separate return methodology). Allocation methodologies were applied to certain shared costs to allocate amounts to us as discussed further in Note 2 - Relationship with KAR and Related Entities.
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
IAA operates as one reportable segment. On June 27, 2019, the board of directors set our fiscal year to end on the last Sunday in December in each year, consisting of either 52 or 53 weeks. Each of 2018 and 2019 contain 52 weeks.
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
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date of the lease in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU assets also include any lease payments made and exclude lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
Transactions between KAR and us, with the exception of purchase transactions and reimbursements for payments made to third-party service providers by KAR on our behalf, are reflected in equity in the 2018 Consolidated Balance Sheets as “Net Parent Investment” and in the 2018 and 2019 Consolidated Statements of Cash Flows as a financing activity in “Net transfers to parent and affiliates.”
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

Allocated corporate costs included in selling, general and administrative expenses were $0.0 million and $2.9 million for the three months ended September 29, 2019 and September 30, 2018, respectively. For the nine months ended September 29, 2019 and September 30, 2018, allocated corporate costs included in selling, general and administrative expenses were $2.8 million and $7.6 million, respectively. The allocated corporate costs were associated with human resources, risk management, information technology and certain finance and other functions.
Beginning in the third quarter of 2019, we are invoiced for services provided by KAR under the transition services agreement described below and, therefore, will no longer reflect these allocations in our Consolidated Statements of Income. Costs incurred related to the transition services agreement are recorded in selling, general, and administrative expenses.

Cash Management and Financing
KAR generally used a centralized approach to cash management and financing its operations, including the operations of IAA. Accordingly, none of KAR’s corporate cash and cash equivalents was allocated to IAA in the historical consolidated financial statements. Prior to the Separation Date, cash transferred daily, based on IAA’s balances, to centralized accounts maintained by KAR. As cash was disbursed or received by KAR, it was accounted for by IAA through the Net Parent Investment.
Transactions with Other KAR Businesses
Throughout the periods covered by these unaudited consolidated financial statements, we purchased goods and services from KAR’s other businesses. The cost of products and services obtained from these other businesses were $0.3 million and $0.6 million for the three months ended September 29, 2019 and September 30, 2018, respectively. For the nine months ended September 29, 2019 and September 30, 2018, the cost of products and services obtained from these other businesses was $0.8 million and $2.1 million, respectively.

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

Transition Services Agreement

Under the transition services agreement, KAR and its subsidiaries will provide, on an interim, transitional basis, various services to IAA for a period of up to two years from the Separation Date. The services to be provided will include information technology, accounts payable, payroll, and other financial functions and administrative services. From time to time, IAA may provide similar services to KAR under the transition services agreement.

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
Note 3—Stock and Stock-Based Compensation Plans

Equity Awards Granted by KAR and IAA

Prior to the Separation, KAR issued equity awards from time to time to select employees and non-employee directors of IAA. All outstanding employee equity awards (stock options, restricted stock units and restricted stock) granted by KAR were granted prior to the Separation Date. We recognized stock-based compensation expense associated with these awards in net income based on the fair value of the awards on the date of grant. Under KAR’s long-term incentive plans, KAR common stock and restricted stock was made available for grant, at the discretion of the Compensation Committee of KAR’s Board of Directors or KAR’s Board of Directors, to non-employee directors, executive officers and key employees of IAA in the form of stock options, performance-based restricted stock units (“PRSUs”) and time-based restricted stock units (“RSUs”). Subsequent to the Separation, IAA created its own equity plan— the 2019 Omnibus Stock and Incentive Plan (as amended, the "2019 OSIP"), as described below under 2019 Omnibus Stock and Incentive Plan. The following table summarizes our stock-based compensation expense by type of award granted under both the KAR and IAA plans (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
PRSUs	$0.3	$0.4	$0.7	$0.9
RSUs	1.0	0.6	2.5	1.9
Total stock-based compensation expense	$1.3	$1.0	$3.2	$2.8
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

2019 Omnibus Stock and Incentive Plan

On June 27, 2019, our board of directors approved the 2019 OSIP. The purpose of the 2019 OSIP is to provide an additional incentive to selected management employees, directors, independent contractors, and consultants of the Company whose contributions are essential to the growth and success of our business, in order to strengthen the commitment of such persons, motivate such persons to faithfully and diligently perform their responsibilities and attract and retain competent and dedicated persons whose efforts will result in the long-term growth and profitability for us.

Benefits granted under the 2019 OSIP may be granted in any one or a combination of (i) options to purchase IAA common stock; (ii) IAA share appreciation rights (“SARs”); (iii) restricted shares of IAA common stock; (vi) RSUs of IAA common stock; (vii) other IAA stock-based awards; or (viii) other cash-based awards. Options, restricted shares, RSUs, and other share-

based awards or cash awards may constitute performance-based awards. The granting or vesting of any performance-based awards will be based on achievement of performance objectives that are based on one or more business criteria, with respect to one or more business units or IAA and its subsidiaries as a whole. Such business criteria may be adjusted to account for unusual or infrequently occurring items or changes in accounting.

Participants include any employee, director, independent contractor or consultant of IAA or any affiliate of IAA selected to receive awards under the 2019 OSIP, and, upon his or her death, his or her successors, heirs, executors and administrators, as the case may be. As of September 29, 2019, the number of common shares reserved and available for awards under the 2019 OSIP is 4,846,884 shares, subject to adjustment made in accordance with the 2019 OSIP. Upon the occurrence of certain corporate events that affect the common stock, including but not limited to extraordinary cash dividend, stock split, reorganization or other relevant changes in capitalization, appropriate adjustments may be made with respect to the number of shares available for grants under the 2019 OSIP, the number of shares covered by outstanding awards and the maximum number of shares that may be granted to any participant.

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

Third Quarter Share Based Compensation Awards

In the third quarter of 2019, the Company granted share-based awards to certain employees, and non-employee directors in accordance with the 2019 OSIP. Details on those grants were as follows:

Stock Options

During the third quarter of 2019, a total 189,237 stock options were granted to certain employees and had a grant date fair value of $13.76 per option. The fair value of each option was estimated on the grant date using the Black-Scholes Merton option pricing model. Assumptions included in that model were the following: stock price at date of grant of $46.97; 3 years graded vesting period; term of 10 years; risk-free interest rate of 1.88%; volatility of 26% based on peer public companies; expected life of 6 years; and a dividend yield of 0%.

Restricted Share Units

During the third quarter of 2019, a total of 18,955 RSUs were granted. The RSUs have a three year vesting term, and a weighted average grant date fair value of $46.79 per share.

Restricted Stock Awards

During the third quarter of 2019, a total of 13,840 restricted stock awards were granted to non-employee directors. The restricted stock awards had a grant date fair value of $46.97 per share, and have a one year vesting term.

Note 4—Net Income Per Share
Basic net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. Approximately 0.1 million options were excluded from the calculation of diluted net income per share for each of the three and nine months ended September 29, 2019 and September 30, 2018, as they would be anti-dilutive in nature. Approximately 0.3 million and 0.6 million PRSUs were excluded from the calculation of diluted net income per share for the three and nine months ended September 29, 2019 and September 30, 2018, respectively. Total options outstanding at September 29, 2019 and September 30, 2018 were 1.0 million.
Basic and dilutive net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net income	$41.8	$39.0	$147.6	$137.1
Weighted average common shares outstanding	133.5	133.5	133.3	133.3
Effect of dilutive stock awards	1.2	1.2	0.9	0.9
Weighted average common shares outstanding and potential common shares	134.7	134.7	134.2	134.2
Net income per share
Basic	$0.31	$0.29	$1.11	$1.03
Diluted	$0.31	$0.29	$1.10	$1.02

Note 5—Long-Term Debt
Long-term debt consisted of the following (in millions):

	September 29, 2019	December 30, 2018
Term Loan Facility	$800.0	$—
Notes	500.0	—
Other	—	456.6
Total debt	1,300.0	456.6
Unamortized debt issuance costs	(24.3)	—
Current maturities of long-term debt	(8.0)	(456.6)
Long-term debt	$1,267.7	$—

Credit Facility

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

We used proceeds from the Term Loan Facility to finance the transactions relating to the Separation and Distribution related thereto. We used the remaining proceeds from the Term Loan Facility for IAA's ongoing working capital needs and general corporate purposes. The Revolving Credit Facility may be used for ongoing working capital needs and general corporate purposes. As of September 29, 2019, no amounts were outstanding under the Revolving Credit Facility.

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

The Credit Agreement contains affirmative and negative covenants that are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.50 to 1.00 as of each test date on which any Revolving Loans (as defined in the Credit Agreement) are outstanding. We were in compliance with the covenants in the Credit Agreement at September 29, 2019. The Credit Agreement also includes customary events of default, including non-payment, cross-default and change of control, in each case, subject to customary grace periods.

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

The Indenture contains covenants which, among other things, limit our and our restricted subsidiaries’ ability to pay dividends on or make other distributions in respect of equity interests or make other restricted payments, make certain investments, incur liens on certain assets to secure debt, sell certain assets, consummate certain mergers or consolidations or sell all or substantially all assets, or designate subsidiaries as unrestricted. The Indenture also provides for customary events of default, including non-payment of principal, interest or premium, failure to comply with covenants, and certain bankruptcy or insolvency events. We were in compliance with the covenants in the Indenture at September 29, 2019.

Other

At December 30, 2018, our intercompany debt with KAR was $456.6 million. This debt was eliminated in the Separation. This debt was comprised of three promissory notes, payable on demand, with a weighted average interest rate of 8.27%. In addition, we had outstanding letters of credit in the aggregate amount of $7.0 million and $2.1 million at September 29, 2019 and December 30, 2018, respectively, which reduce the amount available for borrowings under our Revolving Credit Facility.

Fair Value of Debt
As of September 29, 2019, the estimated fair value of our long-term debt amounted to $1.34 billion. The estimates of fair value were based on broker-dealer quotes for our debt as of September 29, 2019. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Note 6—Leases
We lease property, software, automobiles, trucks and trailers pursuant to operating lease agreements. We also lease furniture, fixtures and equipment under finance leases. Our leases have varying remaining lease terms with leases expiring through 2038, some of which include options to extend the leases.
The components of lease expense were as follows (in millions):

	Three Months Ended September 29, 2019	Nine Months Ended September 29, 2019
Operating lease cost	$30.6	$86.7
Finance lease cost:
Amortization of right-of-use assets	$4.1	$11.7
Interest on lease liabilities	0.3	0.8
Total finance lease cost	$4.4	$12.5

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended September 29, 2019	Nine Months Ended September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$39.8	$94.5
Operating cash flows related to finance leases	$0.3	$0.8
Financing cash flows related to finance leases	$2.6	$10.9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$69.3	$118.3
Finance leases	$—	$—

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

September 29, 2019
Operating Leases
Operating lease right-of-use assets	$704.8
Other accrued expenses	$58.9
Operating lease liabilities	681.3
Total operating lease liabilities	$740.2
Finance Leases
Property and equipment, gross	$119.5
Accumulated depreciation	(87.1)
Property and equipment, net	$32.4
Other accrued expenses	$10.6
Other liabilities	7.5
Total finance lease liabilities	$18.1
Weighted Average Remaining Lease Term (Years)
Operating leases	11.96
Finance leases	1.14
Weighted Average Discount Rate
Operating leases	6.0%
Finance leases	4.5%
Maturities of lease liabilities as of September 29, 2019 were as follows (in millions):

	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 29, 2019)	$17.9	$2.8
2020	109.7	10.7
2021	97.9	5.2
2022	88.7	0.3
2023	81.6	—
Thereafter	668.0	—
Total lease payments	1,063.8	19.0
Less imputed interest	(323.6)	(0.9)
Total	$740.2	$18.1

As previously disclosed in our Registration Statement on Form 10 as filed with the SEC on June 13, 2019, maturities of lease liabilities under the accounting guidance effective at that date were as follows as of December 31, 2018:

	Operating Leases	Finance Leases
2019	$97.2	$15.2
2020	87.1	9.7
2021	81.1	4.4
2022	73.6
2023	64.4
Thereafter	526.9
Total lease payments	930.3	29.3
Less: Interest Portion of Finance Leases		1.5
Total	$930.3	$27.8

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
IAA—Lower Duwamish Waterway
Since June 2004, IAA has operated a branch on property it leases in Tukwila, Washington just south of Seattle. The property is located adjacent to a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site"). The LDW Site had been designated a Superfund site in 2001, three years prior to IAA’s tenancy. On March 25, 2008, the United States Environmental Protection Agency (the "EPA") issued IAA a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") related to the LDW Site. On November 7, 2012, the EPA issued IAA a Second General Notice of Potential Liability (the "Second General Notice") for the LDW Site. The EPA's website indicates that the EPA has issued general notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities related to the LDW Site. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believed IAA may be a Potentially Responsible Party ("PRP") but the EPA did not specify the factual basis for this assertion. At this time, the EPA still has not specified the factual basis for this assertion and has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. Four PRPs, The Boeing Company, the City of Seattle, the Port of Seattle and King County - the Lower Duwamish Waterway Group ("LDWG"), have funded a remedial investigation and feasibility study related to the cleanup of the LDW Site. In December 2014, the EPA issued a Record of Decision ("ROD"), detailing the final cleanup plan for the LDW Site. The ROD estimated the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup was 17 years, including 7 years of active remediation, and 10 years of monitored natural recovery. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. On February 11, 2016, IAA received a Notice of Intent letter from the United States National Oceanic and Atmospheric Administration informing IAA that the Elliott Bay Trustee Council were beginning to conduct an injury assessment for natural resource damages in the LDW. The Notice of Intent indicated that the decision of the trustees to proceed with this natural resources injury assessment followed a pre-assessment screen performed by the trustees. Shortly thereafter, in a letter dated August 16, 2016, EPA issued a status update to the PRPs at the LDW Site. The letter stated that EPA expected the bulk of the pre-remedial design work currently being performed by the LDWG to be completed by the beginning of 2018, with the Remedial Design/Remedial Action ("RD/RA") phase to follow. The EPA previously anticipated that the pre-design work would be completed sometime during 2018, and the Company is not aware of any further information regarding that schedule. Accordingly, RD/RA negotiations with all PRPs may begin sometime later this year, or in 2020. At this time, the Company has not received any further notices from the EPA and does not have adequate information to determine IAA's responsibility, if any, for contamination at this site, or to estimate IAA's loss as a result of this potential liability.
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

Financial information regarding our reportable segment is set forth below as of and for the three and nine months ended September 29, 2019 (in millions):

	Three Months Ended September 29, 2019			Nine Months Ended September 29, 2019
	United States	International	Total	United States	International	Total
Revenues	$318.1	$39.2	$357.3	$952.9	$128.0	$1,080.9
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	193.4	27.9	221.3	578.3	89.1	667.4
Selling, general and administrative	36.5	2.4	38.9	97.2	9.0	106.2
Depreciation and amortization	20.5	1.6	22.1	61.0	5.0	66.0
Total operating expenses	250.4	31.9	282.3	736.5	103.1	839.6
Operating profit	67.7	7.3	75.0	216.4	24.9	241.3
Interest expense	17.5	—	17.5	39.1	—	39.1
Other expense, net	—	—	—	—	(0.1)	(0.1)
Income before income taxes	50.2	7.3	57.5	177.3	25.0	202.3
Income taxes	13.7	2.0	15.7	47.7	7.0	54.7
Net income	$36.5	$5.3	$41.8	$129.6	$18.0	$147.6
Total assets	$1,886.9	$193.0	$2,079.9	$1,886.9	$193.0	$2,079.9

Financial information regarding our reportable segment is set forth below as of and for the three and nine months ended September 30, 2018 (in millions):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	United States	International	Total	United States	International	Total
Revenues	$286.4	$34.7	$321.1	$889.9	$101.7	$991.6
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	178.2	24.3	202.5	543.0	67.3	610.3
Selling, general and administrative	28.8	2.9	31.7	86.7	8.9	95.6
Depreciation and amortization	22.6	1.7	24.3	68.0	5.1	73.1
Total operating expenses	229.6	28.9	258.5	697.7	81.3	779.0
Operating profit	56.8	5.8	62.6	192.2	20.4	212.6
Interest expense	9.6	—	9.6	28.9	—	28.9
Other expense, net	—	—	—	(0.8)	—	(0.8)
Income before income taxes	47.2	5.8	53.0	164.1	20.4	184.5
Income taxes	12.5	1.5	14.0	41.9	5.5	47.4
Net income	$34.7	$4.3	$39.0	$122.2	$14.9	$137.1
Total assets	$1,276.1	$154.3	$1,430.4	$1,276.1	$154.3	$1,430.4
Note 9—Business Acquisition

On July 31, 2019, we acquired Decision Dynamics, Inc. ("DDI"), a leading electronic lien and title technology firm located in Lexington, South Carolina. The purchase price for the transaction was approximately $17 million, and could increase by an additional $4.1 million over three years, contingent on certain terms, conditions and the achievement of various performance targets. Annual revenue for DDI was approximately $8.3 million in the twelve months prior to acquisition. The results of DDI, Inc. are included in the Company's financial statements from the time of acquisition, through the end of the quarter ended September 29, 2019. DDI's results of operations did not have a material impact on the Company's financial statements and related disclosures for the period ended September 29, 2019. The Company has recorded provisional amounts for the fair value of contingent consideration and the acquired assets and assumed liabilities associated with the transaction as the determination of their respective fair values has not been finalized.

Note 10—Subsequent Events

On September 30, 2019, the Company repaid $12 million of its Term Loan Facility, consisting of $2 million required principal payment and a $10 million optional principal pre-payment.

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
At September 29, 2019, properties utilized by IAA included 182 salvage vehicle auction facilities in the United States and Canada, most of which are leased. The IAA North American properties are used primarily for auction and storage purposes consisting on average of approximately 30 acres of land per site. IAA also includes HBC Vehicle Services Limited, which operated 14 locations in the United Kingdom at September 29, 2019.
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
2019 Highlights

•	The second quarter of 2019 marked a significant milestone in our history as we successfully executed our spin-off from KAR to become an independent publicly traded company.

•
In connection with the Separation, we entered into a $225 million five-year revolving credit facility, an $800 million seven-year senior secured term loan facility and we issued $500 million of senior unsecured notes due 2027. See Note 5 - Long-Term Debt in the condensed notes to unaudited consolidated financial statements for additional information.

•
On July 31, 2019, we acquired Decision Dynamics, Inc. ("DDI"), a leading electronic lien and title technology firm located in Lexington, South Carolina. The purchase price for the transaction was approximately $17 million, and could increase by an additional $4.1 million over three years, contingent on certain terms, conditions and the achievement of various performance targets. Annual revenue for DDI was approximately $8.3 million in the 12 months prior to acquisition.

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
Results of Operations

	Three Months Ended				Nine Months Ended
(Dollars in millions)	September 29, 2019	September 30, 2018	% Change		September 29, 2019	September 30, 2018	% Change

Revenues	$357.3	$321.1	11.3%		$1,080.9	$991.6	9.0%
Cost of services*	221.3	202.5	9.3%		667.4	610.3	9.4%
Gross profit*	136.0	118.6	14.7%		413.5	381.3	8.4%
Gross margin	38.1%	36.9%	110	bp	38.3%	38.5%	(20)	bp
Selling, general and administrative	38.9	31.7	22.7%		106.2	95.6	11.1%
Depreciation and amortization	22.1	24.3	(9.0)%		66.0	73.1	(9.7)%
Operating profit	75.0	62.6	19.8%		241.3	212.6	13.5%
Interest expense	17.5	9.6	82.1%		39.1	28.9	35.2%
Other income, net	—	—	NM**		(0.1)	(0.8)	(85.8)%
Income before income taxes	57.5	53.0	8.6%		202.3	184.5	9.7%
Income taxes	15.7	14.0	12.3%		54.7	47.4	15.4%
Net income	$41.8	$39.0	7.2%		$147.6	$137.1	7.7%
Net income per share
Basic	$0.31	$0.29	7.2%		$1.11	$1.03	7.7%
Diluted	$0.31	$0.29	7.2%		$1.10	$1.02	7.7%
________________
* Exclusive of depreciation and amortization
** NM-Not meaningful
Revenues
In the third quarter of 2019, total consolidated revenues increased $36.2 million, or 11.3%, to $357.3 million from $321.1 million in the third quarter of fiscal 2018 primarily due to increased volumes of approximately 5% and an increase in revenue per vehicle sold of approximately 5%. U.S. revenues increased $31.7 million, or 11.1%, to $318.1 million in the third quarter of 2019 from $286.4 million in the prior year period. International revenues increased $4.5 million in the third quarter of 2019, or 13.0%, to $39.2 million from $34.7 million in the comparable prior year period. The increase in international revenues was primarily due to an increase in volume.
For the nine months ended September 29, 2019, total consolidated revenues increased $89.3 million, or 9.0%, to $1,080.9 million from $991.6 million in the comparable prior year period primarily due to increased volumes of approximately 4% and an increase in revenue per vehicle sold of approximately 5%. U.S. revenues increased $63.0 million, or 7.1%, in the nine months ended September 29, 2019 to $952.9 million from $889.9 million in the comparable prior year period. International revenues increased $26.3 million, or 25.9%, to $128.0 million from $101.7 million in the comparable prior year period. The increase in international revenues was primarily due to a higher mix of purchased vehicles as well as an increase in volume and revenue per unit.
Gross Profit
Gross profit, which is defined as total consolidated revenues minus cost of services and excludes depreciation and amortization, increased by $17.4 million, or 14.7%, to $136.0 million from $118.6 million in the third quarter of fiscal 2018, primarily due to the increase in revenues, which was partially offset by an increase in our cost of services which was primarily driven by an increase in volumes. Gross margin increased 110 basis points to 38.1% in the third quarter of 2019 compared to the third quarter of 2018 primarily due to a higher revenue per unit.

For the nine months ended September 29, 2019, gross profit increased $32.2 million, or by 8.4%, to $413.5 million from $381.3 million in the comparable prior year period, primarily due to the increase in revenues, which was partially offset by an increase in our cost of services which was primarily driven by an increase in volumes. Gross margin decreased 20 basis points to 38.3% primarily due to a higher mix of purchased vehicles in our international business.
Selling, General and Administrative
Selling, general and administrative expenses increased $7.2 million, or 22.7%, to $38.9 million from $31.7 million in the third quarter of fiscal 2018 primarily due to $3.4 million of expenses related to our spin-off from KAR.
For the nine months ended September 29, 2019, selling, general and administrative expenses increased $10.6 million, or 11.1%, to $106.2 million from $95.6 million in the prior year period primarily due to $4.4 million of expenses related to our spin-off from KAR.
Depreciation and Amortization
Depreciation and amortization decreased $2.2 million, or 9.0%, to $22.1 million for three months ended September 29, 2019, compared with $24.3 million for the three months ended September 30, 2018. For the nine months ended September 29, 2019, depreciation and amortization decreased $7.1 million, or 9.7%, to $66.0 million compared with $73.1 million for the nine months ended September 30, 2018. The decrease in depreciation and amortization in both periods was primarily the result of the derecognition of fixed assets associated with certain sale leaseback transactions associated with the adoption of Topic 842 in the first quarter of 2019. See Note 1 - Basis of Presentation and Nature of Operations in the condensed notes to unaudited consolidated financial statements of additional information.
Interest Expense
Interest expense was $17.5 million in the third quarter of 2019 compared to $9.6 million in the comparable quarter of 2018. Interest expense for the nine months ended September 29, 2019 was $39.1 million compared to $28.9 million in the comparable prior year period. The increases over the prior year for both the quarter and year-to-date period were driven by a higher total debt balance since the Separation Date.
Income Taxes
The effective tax rate of 27.3% for the three months ended September 29, 2019 was negatively impacted by less than 1.0% primarily due to certain discrete tax items. This compares to an effective tax rate of 26.4% in the corresponding period of the prior year.

The effective tax rate for the nine months ended September 29, 2019 and September 30, 2018 was 27.0% and 25.7%, respectively. The year to date September 29, 2019 effective tax rate was negatively impacted by 1.3% primarily due to adjustments of $1.0 million to our deferred taxes related to our spin-off from KAR and other discrete items.
Net Income and EPS
For the three months ended September 29, 2019, net income was $41.8 million, or $0.31 per diluted share, compared to $39.0 million, or $0.29 per diluted share, in the third quarter of fiscal 2018.

For the nine months ended September 29, 2019, net income was $147.6 million, or $1.10 per diluted share, compared to $137.1 million, or $1.02 per diluted share, in the third quarter of fiscal 2018.
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
Summary of Cash Flows

(in millions)	Nine Months ended September 30, 2019	Nine Months ended September 30, 2018
Net cash provided by (used by):
Operating activities	$249.6	$241.8
Investing activities	(73.1)	(37.9)
Financing activities	(182.6)	(182.9)
Effect of exchange rate on cash	(4.1)	(0.3)
Net increase (decrease) in cash and cash equivalents	$(10.2)	$20.7

Operating cash flows: The increase in operating cash flow in the nine months ended September 29, 2019 compared to the nine months ended September 30, 2018 was primarily attributable to increased profitability adjusted for non-cash items, changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-end.
Investing cash flows: The increase in net cash used by investing activities in the nine months ended September 29, 2019 compared to the nine months ended September 30, 2018 was primarily attributable to an increase in cash used for capital expenditures, as well as cash used for the acquisition of DDI, Inc. in the third quarter of 2019.
Financing cash flows: Financing cash flows were largely unchanged as a result of off-setting amounts of outflows for dividends and distributions paid to KAR prior to and as at the time of the Separation, partially off-set by the net proceeds from offering of Notes and our Term Loan Facility.

Our Outstanding Indebtedness

In connection with the Separation, on June 28, 2019 we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders time to time party thereto (the “Credit Agreement”), which provides for, among other things, a seven year senior secured term loan facility in an aggregate principal amount of $800 million (the “Term Loan Facility”) and a five year revolving credit facility in an aggregate principal amount of $225 million (the “Revolving Credit Facility”). The Revolving Credit Facility also includes a $50 million sub-limit for issuance of letters of credit and a $50 million sublimit for swing line loans, which can be borrowed on same-day notice. As of September 29, 2019, no amounts were outstanding under the Revolving Credit Facility. We were in compliance with the covenants in the Credit Agreement at September 29, 2019. See Note 5 - Long Term Debt in the condensed notes to unaudited consolidated financial statements for additional information.

On September 30, 2019, the Company repaid $12 million of its Term Loan Facility, consisting of $2 million required principal payment and a $10 million optional principal pre-payment.

On June 6, 2019, we issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027 (the “Notes”). We must pay interest on the Notes in cash on June 15 and December 15 of each year at a rate of 5.500% per annum, with the first interest payment date being December 15, 2019. The Notes will mature on June 15, 2027. The net proceeds from the Notes offering, together with borrowings under our prior senior credit facility, were used to make a cash distribution to KAR and to pay fees and expenses related to the Separation. We were in compliance with the covenants in the indenture governing the Notes at September 29, 2019. See Note 5 - Long Term Debt in the condensed notes to unaudited consolidated financial statements for additional information.

Prior to the Separation Date, we had intercompany debt with KAR totaling $456.6 million. This debt, which was eliminated on the Separation Date, was comprised of three promissory notes, payable on demand, with a weighted average interest rate of 8.27%.

(Dollars in millions)	September 29, 2019	December 30, 2018
Net Debt
Term Loan Facility	$800.0	$—
Notes	500.0	—
Revolving Credit Facility	—	—
Total finance lease liabilities	18.1	—
Other	—	456.6
Total debt	1,318.1	456.6
Less: Cash	(49.8)	(60.0)
Net debt	$1,268.3	$396.6

Capital Expenditures
Capital expenditures for the nine months ended September 29, 2019 and September 30, 2018 were $56.4 million and $38.4 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Approximately half of our 2019 capital expenditures are expected to relate to technology-based investments, including improvements in information technology systems and infrastructure. Other anticipated capital expenditures are primarily attributable to improvements and expansion at our facilities. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Off-Balance Sheet Arrangements
As of September 29, 2019, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended ("Exchange Act").
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
Other than as described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, there have been no material changes to the contractual obligations of the Company since December 30, 2018.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our outstanding indebtedness reflects a mix of fixed and variable rate debt and we are exposed to interest rate risk with respect to our variable rate indebtedness. As of September 29, 2019, we had outstanding $500.0 million of fixed rate debt from our outstanding Notes and $800.0 million of variable rate debt from our Term Loan Facility. The Term Loan Facility accrues interest at an adjusted LIBOR rate plus 2.25% (or at IAA’s election, Base Rate (as defined in the Credit Agreement) plus 1.25%).  Loans under the Revolving Credit Facility bear interest at an amount equal to the rate calculated based on either adjusted LIBOR or Base Rate plus an applicable margin ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans, in each case depending on our consolidated senior secured net leverage ratio (as defined in the Credit Agreement). A 100 basis point increase in the interest rates related to our variable rate debt based on the balance outstanding at September 29, 2019 would increase our interest expense by approximately $8.0 million annually. We may in the future manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. As of September 29, 2019, we have not entered into any swap agreements.

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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the “Exchange Act” that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 29, 2019.
Changes in Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ending December 29, 2019. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

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

IAA, Inc.
(Registrant)

Date:	November 12, 2019	/s/ John W. Kett
John W. Kett President and Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2019	/s/ Vance C. Johnston
Vance C. Johnston Executive Vice President, Chief Financial Officer (Principal Financial Officer)