Form 10-Q/A
period 2019-06-30
IAA, Inc.
filed 2019-11-26
CIK 1745041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends IAA, Inc.’s (the “Company”) quarterly report on Form 10-Q for the three months ended June 30, 2019, as filed with the Securities and Exchange Commission on August 13, 2019 (the “Original Filing”). We are filing Amendment No. 1 for the purpose of correcting certain typographical errors included within Exhibits 31.2, 32.1, and 32.2, and on the signature page of the Original Filing.  Except as otherwise noted in this Explanatory Note, no other changes were made to the Company’s Original Filing. This Amendment No. 1 speaks as of the Original Filing date, and does not reflect events that may have occurred subsequent to the Original Filing date.

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

Item 6.    Exhibits, Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.†	8-K	001-38580	2.1	6/28/2019
3.1	Amended and Restated Certificate of Incorporation of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.1	6/28/2019
3.2	Amended and Restated By-laws of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.2	6/28/2019
4.1	Indenture, dated June 6, 2019, between IAA, Inc. (f/k/a IAA Spinco Inc.) and U.S. Bank National Association, as trustee, including the form of the 5.500% Senior Notes due 2027	Form 10	001-38580	4.1	6/13/2019
10.1	Transition Services Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-38580	10.1	6/28/2019
10.2	Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-38580	10.2	6/28/2019
10.3	Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-38580	10.3	6/28/2019
10.4	IAA, Inc. 2019 Omnibus Stock and Incentive Plan	8-K	001-38580	10.4	6/13/2019
10.5	Credit Agreement, dated as of June 28, 2019, among IAA, Inc., the several banks and other financial institutions or entities from time to time party thereto as lenders, the issuing lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-38580	10.1	6/28/2019
10.6	Form Employment Agreement for Executive Officers					*
10.7	Form of Stock Option Award Agreement (Officers)					*
10.8	Form of Restricted Stock Unit Award Agreement (Officers)					*
10.9	Form of Performance Restricted Stock Unit Award Agreement (Officers)					*
10.10	Form Indemnification Agreement entered into with directors and officers					*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema					*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase					*
101.LAB	XBRL Taxonomy Extension Label Linkbase					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					*
_______________________________________________________________________________

†	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

*	Included as like-numbered exhibit on the Original Filing.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IAA, Inc.
(Registrant)

Date:	November 25, 2019	/s/ John W. Kett
John W. Kett President and Chief Executive Officer (Principal Executive Officer)

Date:	November 25, 2019	/s/ Vance C. Johnston
Vance C. Johnston Executive Vice President, Chief Financial Officer (Principal Financial Officer)