Form 10-K
period 2019-12-29
IAA, Inc.
filed 2020-03-18
CIK 1745041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38580
IAA, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	83-1030538 (I.R.S. Employer Identification No.)
Two Westbrook Corporate Center, Suite 500, Westchester, Illinois, 60154
(Address of principal executive offices, including zip code)
Registrant's telephone number, including area code: (708) 492-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	IAA	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_______________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was $5,171,498,097 at June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter.
As of March 3, 2020, 133,926,024 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
Documents Incorporated by Reference
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant's Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 29, 2019.

STATEMENT REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-K that are not historical facts may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward-looking statements. Such statements include statements regarding our future growth; anticipated cost savings, revenue increases, credit losses and capital expenditures; tax rates and assumptions; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology. Such statements are based on management’s current expectations, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed in Item 1A "Risk Factors" of this Annual Report on Form 10-K, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.
DEFINED TERMS
Unless the context suggests otherwise, all references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” or “our,” refer to IAA, Inc. together with its subsidiaries, and all references to “KAR Auction Services” and “KAR” refer to KAR Auction Services, Inc.

PART I

Item 1.	Business
Our Company
We are a leading provider of auction solutions for total loss, damaged and low-value vehicles in North America and the United Kingdom. We facilitate the marketing and sale of vehicles for a variety of sellers, including insurance companies, used-vehicle dealers, rental car and fleet lease companies, auto lenders and charitable organizations, among others. Our solutions provide buyers from around the globe with the vehicles they need to, among other things, fulfill their vehicle rebuild requirements, replacement part inventory or scrap demand. Fees for our services are earned from both buyers and sellers of vehicles sold through our channels. Approximately two-thirds of our revenue is earned from buyers and one-third of our revenue is earned from vehicle suppliers or sellers.
In exchange for agreed-upon processing and service fees, we sell total loss, damaged and low-value vehicles on behalf of vehicle sellers primarily on a consignment basis, meaning that our sellers continue to own their vehicles until they are sold to buyers through one of our marketplaces. We also offer our vehicle sellers a number of other services for which fees may be charged, including, but not limited to, procuring and processing vehicle titles, inspection services, processing auto insurance claims, marketing and other services. In addition to the fees we collect from our vehicle sellers, we also charge service fees to our buyers for each vehicle purchased based on a tiered structure that increases with the sales price of the vehicle. We likewise offer our buyers additional services for which we also charge service fees.
We market vehicles to prospective buyers through our many marketplaces, 24 hours per day, 7 days per week. Auctions are typically held weekly for most locations and allow bidders to participate online and physically at the auction. Certain vehicles are also offered for sale online via IAA Timed AuctionsTM, where bidders may bid on those vehicles for a fixed duration of time and via IAA Buy NowTM where vehicles are offered for sale at a fixed price. All vehicles which are ready for sale are listed and available online on IAA Auction CenterTM, allowing prospective bidders to preview and bid on vehicles prior to the live auction event. IAA Auction Center includes a "Fast Search" function that allows for filtering to quickly locate specific vehicles and offers logged-in buyers additional services such as "Enhanced Vehicle Details" that includes VIN details and Hollander Interchange parts data to help buyers make informed purchasing decisions. IAA Auction Center provides online buyers with an open, competitive bidding environment. Our mobile and online capabilities provide buyers the greatest flexibility in their purchasing options, exposing vehicles to bidders from around the globe and allowing bidders to participate in a greater number of auctions. Online inventory browsing and digital alerts (via email or through buyer app) reduce the time required to acquire vehicles, and the broader market exposure and increased competitive bidding generally drive higher selling prices. We believe the capabilities of our auction models maximize auction proceeds and returns to our vehicle sellers.
Our unique multi-channel marketplace, which provides buyers choice in how they bid and buy, is a key differentiator of our service offering and helps sellers in achieving the highest selling price on a given vehicle. Leveraging leading-edge technology and focusing on innovation, we process approximately 2.5 million total loss, damaged and low-value vehicles annually.
Our Corporate History and Our Separation from KAR Auction Services
IAA was incorporated in Delaware on June 19, 2018.     IAA entered the vehicle salvage business in 1982, and first became a public company in 1991. After growing through a series of acquisitions, IAA was acquired by two private equity firms in 2005. The two private equity firms and certain members of IAA management contributed IAA to KAR in 2007.
On February 27, 2018, KAR announced a plan to pursue the separation and spin-off (the "Separation") of IAA (its salvage auction services business) into a separate public company. On June 28, 2019 (the "Separation Date"), KAR completed the distribution of 100% of the issued and outstanding shares of common stock of IAA to the holders of record of KAR's common stock on June 18, 2019, on a pro rata basis (the "Distribution"). Following the Separation and Distribution, IAA became an independent publicly-traded company and is listed on the New York Stock Exchange under the symbol "IAA."

2019 Highlights

•	The second quarter of 2019 marked a significant milestone in our history as we successfully executed our spin-off from KAR to become an independent publicly traded company.

•
In connection with the Separation, we entered into a $225 million five-year revolving credit facility, and an $800 million seven-year senior secured term loan facility and we issued $500 million of senior unsecured notes due 2027. See Note 10 - Debt in the notes to consolidated financial statements for additional information.

•
On July 31, 2019, we acquired Decision Dynamics, Inc. ("DDI"), a leading electronic lien and title technology firm located in Lexington, South Carolina for a total consideration of $19.2 million. Annual revenue for DDI was approximately $8.3 million in the 12 months prior to acquisition. See Note 4 - Acquisitions in the notes to consolidated financial statements for additional information.

Our Industry
The salvage vehicle auction industry provides a venue for sellers, primarily automobile insurance companies, to dispose or liquidate total loss, damaged or low-value vehicles to either domestic and international dismantlers, rebuilders, scrap dealers or qualified public buyers.
We believe that the salvage vehicle auction industry currently benefits from several thematic tailwinds, including (i) a growing and aging Automotive Car Parc (as defined below), (ii) increasing miles driven, (iii) increasing vehicle complexity and total loss frequency and (iv) increasing utilization of recycled and alternative automotive parts.
(i) Growing and Aging Automotive Car Parc
In North America, the salvage vehicle marketplace has benefited from a growing number of vehicles on the road ("Car Parc") and an increasing average age of vehicles. Growth in the number of vehicles in operation contributes to a rising number of automotive accidents, which supports increased volumes through our marketplaces. Meanwhile, vehicle owners have continued to drive the same vehicle for longer periods of time. As vehicles become older and their residual values decline, it becomes more likely that these vehicles will surpass the total loss threshold when involved in an accident and be sold on behalf of insurers through our marketplaces.
(ii) Increasing Miles Driven
The salvage vehicle marketplace is directly impacted by the number of miles driven. An increase in the number of miles driven contributes to a rising number of automotive accidents, which supports increased volumes through our marketplaces.
(iii) Increasing Vehicle Complexity and Total Loss Frequency
Vehicle design has become increasingly complex in recent years, as automotive manufacturers seek to differentiate themselves from competitors by incorporating new and more complex technologies and other enhancements into their designs to reduce weight and improve fuel efficiency. This has resulted in higher repair and part replacement costs following an accident, making insurance companies more likely to declare a damaged vehicle a total loss. The percentage of claims resulting in total losses has steadily increased over the last five years. When a vehicle is deemed a total loss, insurers typically auction the vehicle through a salvage vehicle marketplace.
(iv) Increasing Utilization of Recycled and Alternative Automotive Parts
As insurance companies continue to identify ways to reduce their claim costs, the utilization and acceptance rates continue to increase for recycled parts from total loss vehicles and aftermarket replacement parts. We believe this trend is helping increase revenue for our buyer base, which in turn increases demand for our marketplaces.

Our Strengths
We believe we distinguish ourselves through the following competitive strengths, which we expect to continue to enhance as a standalone company:
Market Leadership and Expertise in the Salvage Vehicle Auction Industry
We are one of the two largest providers of total loss, damaged and low-value vehicle auction services in North America. We have been operating in our market in North America since 1982 and have sold approximately 23 million vehicles since 2007 through our marketplaces and benefit from longstanding insight and expertise in the space. We are also the clear market leader in the Canadian market, with a long track record of growth, operating under the Impact Auto Auctions brand.
Significant Presence Through Our Unique Multi-Channel Marketplace
Our unique multi-channel marketplace, which provides buyers choice in how they bid and buy, is a key differentiator of our service offering and helps sellers in achieving the highest selling price on a given vehicle. We currently operate over 200 sites across the United States, Canada and the United Kingdom, representing total acreage of approximately 7,700 gross acres. Our broad facility footprint improves pick-up, storage, titling and other ancillary services for our customers.
Our online marketplaces allow prospective bidders to preview, bid and potentially buy vehicles prior to the auction event. Online inventory browsing and digital alerts (via email or through our buyer app) reduce the time required to acquire vehicles. North American online sales volumes for IAA for the fiscal year ended December 29, 2019 represented approximately 70% of the total vehicles sold by IAA.
Industry-Leading Technology and Data Analytics Capabilities
We have made substantial investments in technology throughout our history to ensure that we are providing market-leading solutions for our customers. Our technology and analytics capabilities have translated into strong and deeply embedded customer relationships with both sellers and buyers.
Our current online solutions include (i) IAA 360 ViewTM - our latest proprietary interactive technology, which provides online vehicle buyers an interactive 360o visual of the vehicle's interior and exterior, (ii) AuctionNowTM - a proprietary live online bidding platform, (iii) IAA Buy Now - a complementary product to our live and live online platforms, allowing buyers to purchase vehicles between auction dates, (iv) CSAToday® - our industry-leading seller portal where consignors can manage vehicle assignment, release and sale, as well as a suite of data and analytics reporting tools, (v) Automated Salvage Auction Processing - a proprietary web-based application which streamlines all aspects of our operations, and is the source for our 24/7 access that consignors enjoy through CSAToday® and (vi) IAA Timed Auctions - allows for bidding and buying of vehicles for a fixed time period before a scheduled live auction.
IAA Total Loss Solutions®
We have pioneered and developed a leading and highly differentiated set of solutions for the total loss claims process that demonstrate our focus on comprehensive customer service beyond the traditional auction. We believe our solutions are valued by our customers, which enhances our customer relationships and overall customer satisfaction.
Total Loss Solutions® is a comprehensive suite of services with products designed to help process total loss vehicle claims efficiently beginning with the loss event all the way through to asset liquidation. The suite was built with an eye toward workforce efficiency and customer service. Total Loss Solutions® includes services spanning from first notice of loss to vehicle sale at auction including: IAA Title Services®, Title Procurement Dashboard, IAA Inspection Services®, IAA Loan Payoff™, IAA Loss Advisor™, MyVehicleClaim.com and IAA Active Inventory Management.
Long-Standing and Diversified Relationship with Major National Insurers
We have established and maintain strong relationships with virtually all of the major automobile insurance companies. Approximately 40% of our revenues in fiscal 2019 were associated with the vehicles supplied by our three largest insurance customers in our United States segment.
Extensive Global Buyer Network
Approximately two-thirds of our revenue is earned from buyers. We have a large, diverse and global buyer base that purchases vehicles through our marketplaces. Our active database of tens of thousands of buyers improves the efficiency and efficacy of our marketplaces, ultimately benefiting both buyers and sellers.

Our buyer network is diversified. The largest buyer accounted for approximately 3% of total fiscal 2019 revenue, while no other buyer accounted for more than 2% of total revenue in fiscal 2019.
Attractive Profitability and Margin Profile Driving Long-Term Operating Leverage
We benefit from attractive profitability and margins due to substantial operating leverage. Over the past two years, we have consistently achieved an Adjusted EBITDA margin of approximately 29% maintained through our culture and focus on operational efficiency.
Flexible and Efficient Financial Model
Our low maintenance capital expenditures and working capital requirements enable the business to generate strong cash flows. We expect our low capital intensity model to allow us to produce strong cash flow from operations, providing us great strategic and financial flexibility.

From an inventory perspective, we do not take title to or bear the risk of loss for the vast majority of vehicles sold through our marketplaces. Furthermore, buyers do not receive title or possession of vehicles after purchase until payment in full is received. These practices contribute to limited inventory and accounts receivable exposure.

Experienced Management Team with a Strong Track Record

We are led by a senior management team with extensive industry experience. Our President and CEO, John Kett, joined IAA in 2001 and has served in various executive leadership roles, including CFO, President and CEO since 2014.

We benefit from our team’s industry knowledge and track record of market leadership, successful product innovation and financial performance. Additionally, our senior management team has experience executing and integrating acquisitions.
Our Business Strategy
We maintain a long history of strong and consistent execution that has led to growth in the business over several decades in periods under both private and public ownership. We also hold a strong track record of acquiring and integrating independent auction operations and improving profitability. We seek to grow our business through the execution of the following strategies, among others:

Enhance Existing Relationships and Expand Market Share

We continue to maintain strong relationships with virtually all of the major automobile insurance companies and increase our penetration of non-insurance sellers. Additionally, we provide an alternative venue for damaged and lower-value vehicles and, as a result, non-insurance sellers have contributed to our growth.

Broaden Our Service Offering to Deepen Strategic Relationships

Our market-leading Total Loss Solutions® provides insurance companies with end-to-end outsourced solutions for the portion of the claims process prior to total loss determination and assignment to a salvage vehicle auction and helps insurance companies reduce cycle time and cost, while improving employee engagement and customer service, ultimately increasing policyholder retention. We continue to add additional innovative services and capabilities to our leading end-to-end solutions.

Continue to Enhance International Buyer Network

We are a leader in developing an international buyer network and continue to enhance our network through digital marketing, market alliance partners, and in country visits. We have customized our marketing approaches to cater to local cultures and ways of doing business, and have invested significant resources in developing a deep understanding of the unique needs of each international market. Expanding the base of international buyers brings more bidders to our platform and yields better outcomes for sellers in our marketplaces.
Our success is evident in the number of international buyers on our U.S. marketplace growing by approximately 70% from 2014 to 2019. Our further commitment to our international buyers is demonstrated by our buyer portal, which is available online in 6 languages and our call center, which currently supports 13 languages.

Continue to Expand Margins Through Cost Reductions, Operating Efficiencies and Ancillary Services

We are focused on reducing costs and driving efficiencies while also maintaining our level of customer service. As a part of our buyer digital transformation initiative, we are in the process of moving to an almost entirely online auction model which is expected to generate cost savings by eliminating live physical auctions. We are also shortening the time it takes a vehicle to move through the auction process, which will further improve the service we provide our customers, reduce depreciation on vehicle values, and also improve our operating margins by making our real estate usage more efficient. Over the last five years, we have shortened the auction process through the deployment of a variety of initiatives. We also continuously analyze how we store cars to optimize our real estate usage and process more volume without incurring incremental costs. We have further deployed digital tools to our yard operations to speed up and improve the vehicle check-in, title, inventory and sale processes.

Continue to Innovate and Enhance Data Analytics Capabilities

Our solutions deliver enhanced economic benefits to our customers by increasing transparency and reducing cycle time and friction throughout the process. We plan to continue to broaden our product portfolio by investing in the development of innovative solutions that further improve our customers’ results.
Using our data analytics expertise, we can provide better tools for both sellers and buyers to be better informed and make better, more confident decisions to improve their results and satisfaction.
Expand Internationally in Attractive Markets

For the year ended December 29, 2019, approximately 12% of our revenues were generated outside of the United States, and we are in the process of establishing or continuing to build operations in key geographic markets. In Canada, we plan to continue increasing our presence organically through Impact Auto Auctions Ltd. and in the United Kingdom, we plan to continue increasing our presence organically through HBC Vehicle Services Limited.
We also intend to strategically enter new markets by pursuing strategic acquisitions, partnerships or greenfield opportunities in high priority markets globally.
Employ Disciplined Capital Allocation Strategy

We generate strong cash flows as a result of our attractive gross margins, the ability to leverage our corporate infrastructure across our multiple auction locations, low maintenance capital expenditures and limited working capital requirements. We are committed to adopting a balanced and disciplined capital allocation policy that will enable us to deliver attractive long-term stockholder value. Our long-term goal is to drive growth through disciplined investments in our organic business and through acquisitions, while also strengthening our balance sheet through debt reduction and returning capital to stockholders.
Our Business Segments

Effective in the fourth quarter of 2019, the Company determined that it has two operating segments: United States, and International. These two operating segments also represent our two reportable segments. Prior to the fourth quarter of 2019, we had one reportable segment: United States. The change from one reportable segment to two reportable segments was based on quantitative and qualitative considerations, and was a result of recent changes in our organizational structure, resource allocation, and corresponding financial reporting. These segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results. See Note - 15 - Segment Information in the notes to consolidated financial statements for additional information.
Our Operations
We generate a significant portion of our revenue from auction fees and related services associated with our salvage auctions. Approximately two-thirds of our revenue is earned from buyers and represents fees charged based on a tiered structure that increases with the sales price of the vehicle as well as service fees for additional services. In addition, approximately one-third of our revenue is earned from vehicle suppliers or sellers and represents the combination of the inbound tow, processing, storage, titling, enhancing and auctioning of the vehicle. We purchase only a small amount of vehicles as the majority of our business comprises auctioning vehicles on consignment. However, when we do purchase vehicles, we record the entire sale price as revenue and the purchase price as cost of services, which results in lower gross margin versus vehicles sold at auction on a consignment basis. Although auction revenues primarily include the auction services and related fees, our related receivables and payables include the gross value of the vehicles sold.

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
Services and Solutions
We offer a comprehensive suite of auction, logistics and vehicle-selling services and solutions aimed at maximizing the value of vehicles sold through our marketplaces, lowering administrative costs, shortening the selling cycle and increasing the predictability of returns to vehicle sellers. This is achieved while expanding IAA’s ability to handle an increasing proportion of the vehicle-processing function as a “one-stop shop” for sellers. Some of the services and solutions provided by IAA to sellers include:

Services and Solutions	Description
CSAToday®
IAA’s online reporting and analysis tool that gives seller customers the ability to manage their vehicle assets. It also provides a detailed overview of salvage performance and identifies factors influencing timeline efficiency and net returns.

IAA 360[o] View™
Provides online vehicle buyers an interactive visual of a vehicle's interior and exterior similar to physically walking around the car. Buyers can spin the image in complete circle and also zoom in on critical areas of the vehicles for additional detail and high resolution views.

IAA Market Value™
A solution for seller customers looking to estimate the values of their vehicles. Part of the CSAToday app on iOS and Android devices, this tool utilizes user-provided information and our historical auction data to deliver results to their smartphones.

Mobile Vehicle Assignment
Gives customers the ability to assign a vehicle from their iOS or Android device through the CSAToday app. Simplifies the desktop assignment process to a five-swipe workflow that uses smartphone technology to minimize manual input.

BidFast®
A salvage valuation solution that comprehensively analyzes a vehicle to determine its value and provides a guaranteed bid for 60 days. Intended to be used for partial-loss conversions, denied coverage, subrogation file closure and owner-retained salvage.

Catastrophe (CAT) Services
To better service our insurance carrier partners, we track storm patterns and have response teams ready when disaster strikes. In the event of a catastrophe, IAA draws from an established network of partners to secure towing services and storage space. A mobile CAT Command Center as well as dedicated IAA staff serve as an on-the-go, centralized point of crisis management. When the vehicles are ready for sale, we promote them to our global buyer base with targeted marketing efforts for efficient sale and file closure.

IAA Total Loss Solutions®	Provides insurance carrier customers with a comprehensive platform to process auto insurance claims efficiently, from the loss event to asset liquidation. Solutions include:
- IAA Title Services®
- Title Procurement
- IAA Inspection Services®
- IAA Loan Payoff™
- IAA Loss Advisor™
- MyVehicleClaim.com
- IAA Active Inventory Management
Vehicle Inspection Centers
We maintain vehicle inspection centers ("VIC") at many of our facilities. A VIC is a temporary storage and inspection facility located at our sites operated by the insurance customers. Some of these sites are formalized through temporary license agreements with the insurance companies that supply the vehicles. A VIC is designed to minimize vehicle storage charges incurred by insurance company suppliers at the temporary storage facility or repair shop and to improve service time for the policyholder.

Transportation and Towing	Inbound logistics administration with actual services typically provided by third-party carriers.

We also offer services and solutions focused on a diverse set of global buyer customers to provide the vehicles they need to fulfill their vehicle rebuild requirements, replacement part inventory or scrap demand. Some of the services and solutions provided by IAA to buyers include:

Services and Solutions	Description
AuctionNow™
Our live auction Internet bidding solution, AuctionNow™, operates in concert with our physical auctions and provides registered buyers with the opportunity to participate in live auctions. Potential buyers bid online in real time along with the live local bidders and other Internet bidders via a simple, web-based interface. In addition, AuctionNow™ provides real-time streaming audio from the live auction and images of damaged and total loss vehicles and other data. Buyers inspect and evaluate the damaged and total loss vehicle and listen to the auction while it is underway.

IAA Buy Now™	Provides a unit for sale for a specific price using analytical data. This model allows units to get exposure and sell between scheduled auctions.
IAA Timed Auctions™	Offering a unit for sale for a specified period of time. This model allows for competitive bidding and sale prior to our scheduled IAA Live and Online Auctions.
IAA Online Exclusive™
Offers units for sale via a live online auction. Using a live auctioneer simulcast over the internet, this model is designed to sell a specific segment of vehicles, such as recreational vehicles or boats.

IAA Live & Online™	This auction model is IAA’s traditional method of selling vehicles. This model is used by our branches allowing both live and online bidders to interact with a live auctioneer.
IAA Run & Drive®	As part of the live auction, operable vehicles run and drive through a dedicated lane to showcase sellers’ inventory and give buyers the chance to determine an item’s full value.
Vehicle Parts Search	Integrates Hollander Interchange™ Part Numbers into the search functionality of IAAI.com and helps buyer customers search IAA nationwide inventory for specific vehicle components.
IAA Cost Calculator™	Provides buyers with an estimate of total cost to make more informed bidding and buying decisions.
I-Pay®	A convenient, secure tool that allows buyers to make payments via the internet directly from any bank account in the United States. Available through the Auction Center and the IAA Buyer app.
IAA Transport™	An integrated shipping solution allowing buyers to schedule shipment of vehicles during the checkout process.
Customers
We obtain our supply of vehicles from insurance companies, used vehicle dealers, rental car and fleet leasing companies, auto lenders and charitable organizations, among others. We have established long-term relationships with virtually all of the major automobile insurance companies. The vast majority of the vehicles we process are on a consignment basis. The buyers of damaged and total loss vehicles include automotive body shops, rebuilders, used car dealers, automotive wholesalers, exporters, dismantlers, recyclers, brokers, and where allowed, non-licensed (public) buyers, among others. Approximately two-thirds of our revenue is earned from buyers and one-third of our revenue is earned from vehicle suppliers or sellers. During fiscal 2019, approximately 40% of our revenues were associated with vehicles supplied by our three largest insurance customers in the United States segment.
Sales and Marketing
Our sales force solicits prospective vehicle sellers and buyers at the national, regional and local levels. Branch managers address customer needs at the local level. We also participate in a number of local, regional and national trade show events that further promote the benefits of our products and services.
In addition to providing sellers with a means of processing and selling vehicles, we offer a comprehensive suite of services to help maximize returns and shorten the selling and processing time. We help establish workflow integration within our sellers' processes, and view such mutually beneficial relationships as an essential component of our effort to attract and retain suppliers.

Our broad and industry leading geographic coverage allows us to service sellers on a national basis.
Our Internal Online Operating Solutions
Our current internal online operating solutions include:

Automated Salvage Auction Processing (ASAP): We have developed a proprietary web-based information system, Automated Salvage Auction Processing system, or ASAP, to streamline all aspects of our operations and centralize operational data collection for the United States segment. The system provides sellers with 24-hour online access to powerful tools to manage the salvage disposition process, including inventory management, sales price analysis and electronic data interchange of titling information. Our other information systems, including AuctionNowTM and CSAToday® systems, are integrated with our ASAP product, facilitating auction processes and information flow with internal operational systems.

VISion: We have also developed a proprietary web-based information system, VISion, to streamline all aspects of our operations and centralize data collection for the International segment. The system is similar to ASAP and integrates with IAA technology products enabling us to be responsive to the needs of our international customers and operations.
Competition
Our principal competitors include Copart, Inc.; Total Resource Auctions, a subsidiary of Cox Enterprises, Inc.; independent auctions and a limited number of used vehicle auctions that regularly remarket damaged and total loss vehicles. Additionally, some dismantlers of damaged and total loss vehicles and Internet-based companies also enter the market from time to time. While most insurance companies have abandoned or reduced efforts to sell damaged and total loss vehicles without the use of service providers such as us, they may in the future decide to dispose of their vehicles directly to end users. See "Our market position and competitive advantage could be threatened by our competitors and/or disruptive new entrants" included in Item 1A, Risk Factors for additional information.
Seasonality
The volume of vehicles sold through our auctions generally fluctuates from quarter to quarter. This seasonality is caused by several factors including weather, the timing of used vehicles available for sale from selling customers, the availability and quality of salvage vehicles, holidays, and the seasonality of the retail market for used vehicles, which affects the demand side of the auction industry. Used vehicle auction volumes tend to decline during prolonged periods of winter weather conditions. In addition, mild weather conditions and decreases in traffic volume can each lead to a decline in the available supply of salvage vehicles because fewer traffic accidents occur, resulting in fewer damaged vehicles overall. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis. The fourth calendar quarter typically experiences lower used vehicle auction volume as well as additional costs associated with the holidays and winter weather.
Vehicle Regulation
Our operations are subject to regulation, supervision and licensing under various federal, state, provincial and local authorities, agencies, statutes and ordinances, which, among other things, require us to obtain and maintain certain licenses, permits and qualifications and provide certain disclosures and notices. Some examples of the regulations and laws that impact our company are included in Item 1A, Risk Factors under the risk: "We are subject to certain governmental regulations, including vehicle brokerage and auction laws and currency reporting obligations. Our business is subject to risks related to litigation and regulatory actions."
Environmental Regulation
Our operations are subject to various foreign, federal, state and local environmental, health and safety laws and regulations, including those governing the emission or discharge of pollutants into the air or water, the generation, treatment, storage and release of hazardous materials and wastes and the investigation and remediation of contamination. Our failure to comply with current or future environmental, health or safety laws or to obtain and comply with permits required under such laws, could subject us to significant liability or require costly investigative, remedial or corrective actions.

In the used vehicle remarketing industry, large numbers of vehicles, including wrecked vehicles at salvage auctions, are stored and/or refurbished at auction facilities and during that time minor releases of fuel, motor oil and other materials may occur. We have investigated or remediated, or are currently investigating or remediating, contamination resulting from various sources, including gasoline, fuel additives (such as methyl tertiary butyl ether, or MTBE), motor oil, petroleum products and other hazardous materials released from aboveground or underground storage tanks or in connection with current or former operations conducted at our facilities. We have incurred, and may in the future incur, expenditures relating to releases of hazardous materials, investigative, remedial or corrective actions, claims by third parties and other environmental issues, and such expenditures, individually or in the aggregate, could be significant.
Federal and state environmental authorities are currently investigating IAA's role, if any, in contributing to contamination at the Lower Duwamish Waterway Superfund Site in Seattle, Washington. IAA's potential liability, if any, at this site cannot be estimated at this time. See Note 14 - Commitments and Contingencies in the notes to consolidated financial statements for a further discussion of this matter.
Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including environmental matters are included in "Other accrued expenses" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period.
Employees
At December 29, 2019, we had a total of approximately 3,800 employees, of which approximately 3,300 were located in the United States and approximately 500 were located in Canada and the United Kingdom. Approximately 98% of our workforce consists of full-time employees.
In addition to the employee workforce, we also utilize temporary labor services to assist in handling the vehicles consigned to us and to provide certain other services. Nearly all of our auctioneers are independent contractors. Some of the services we provide are outsourced to third party providers that perform the services either on-site or off-site. The use of third party providers depends upon the resources available at each auction facility as well as peaks in the volume of vehicles offered at auction.
Available Information
Our web address is www.iaai.com. Our electronic filings with the Securities and Exchange Commission ("SEC") (including our Registration Statement on Form 10, all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports) are available free of charge on the website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information posted on our website is not incorporated into or part of this Annual Report.
The SEC maintains a website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that site is www.sec.gov.

Item 1A.	Risk Factors
Investing in our Company involves a high degree of risk. You should carefully consider the following risks, as well as all of the other information contained in this Annual Report on Form 10-K, before deciding to invest in our Company. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. The risk factors generally have been separated into three groups: risks related to IAA’s business, risks related to the separation and risks related to IAA’s common stock. However, these risks are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially affect our business, financial condition, results of operations and prospects.
Risks Related to Our Business

Our business and operating results would be adversely affected due to: loss of one or more significant suppliers, reduction in significant volume from suppliers, an adverse change in our supplier relationships, or a disruption to our supply of damaged, total loss and low-value vehicles.

Our business depends on suppliers of damaged, total loss and low-value vehicles. Approximately one-third of our revenue is earned from vehicle suppliers or sellers. Our vehicle suppliers include insurance companies, used-vehicle dealers, rental car and fleet lease companies, auto lenders and charitable organizations, among others. We have established long-term relationships with virtually all of the major automobile insurance companies. During fiscal 2019, approximately 40% of our revenues were associated with vehicles supplied by our three largest insurance customers in the United States segment. Our agreements with insurance company suppliers are generally subject to cancellation by either party upon 30 to 90 days’ notice. There can be no assurance that our existing agreements will not be canceled or that we will be able to enter into future agreements on favorable terms with these suppliers. We work to develop strong relationships with our suppliers to better understand their needs. If we lose one or more of our significant suppliers, or if one or more of our large suppliers were to significantly reduce volume for any reason or favor competitors or new entrants, we may not be successful in replacing such business and our profitability and operating results could be materially adversely affected.
Generally, institutional and dealer suppliers make non-binding long-term commitments to us regarding consignment volumes. Changes in the consignment patterns of our key suppliers could have a material adverse effect on our business and operations. There are many factors that can adversely affect volume from suppliers, many of which are beyond our control. These factors include, but are not limited to, the following: a decrease in the number of vehicles in operation or miles driven; mild weather conditions that cause fewer traffic accidents; reduction of policy writing by insurance providers that would affect the number of claims over a period of time; increases in fuel prices that could lead to a reduction in the miles driven per vehicle, which may reduce the accident rate; changes in vehicle technology, an increase in autonomous vehicles and vehicles equipped with advanced driver-assistance systems (ADAS); a decrease in the percentage of claims resulting in a total loss or elimination of automotive collision coverage by consumers; delays or changes in state title processing; government regulations on the standards for producing vehicles; and changes in direct repair procedures that would reduce the number of newer, less damaged total loss vehicles, which tend to have higher salvage values. Furthermore, in periods when the supply of vehicles from the insurance sector declines, salvage operators have acquired and in the future may acquire vehicles on their own. Also, when used vehicle prices are high, used-vehicle dealers may retail more of their trade-in vehicles on their own rather than selling them at auction. If the supply or value of damaged, total loss and low-value vehicles coming to auction declines significantly, our revenues and profitability may be adversely affected.

Our business and operating results would be adversely affected if we are unable to meet or exceed our buyer customers’ demand and expectations or due to a disruption in demand of damaged, total loss and low-value vehicles.

We believe our future success depends in part on our ability to respond to changes in buyer requirements and our ability to meet regulatory requirements for such customers. Our buyer customers include automotive body shops, rebuilders, used car dealers, automotive wholesalers, exporters, dismantlers, recyclers, brokers, and the general public, among others. We work to develop strong relationships and interactive dialogue with our customers to better understand current trends and customer needs. If we are not successful in meeting our customers’ expectations, our customer relationships could be negatively affected and result in a loss of future business, which would adversely affect our operating results and financial condition.

Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees, suppliers, subhaulers and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which we operate could disrupt the supply of salvage vehicles. For example, if individuals decide to stay at home and off the roads, including due to prolonged periods of mandatory remote work, it could cause total miles driven to decline, which would likely reduce accident frequency and, as a result, could adversely affect our operating results and financial condition. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition, including on our potential to conduct financings on terms acceptable to us, if at all. In addition, we may take temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at in-person work-related meetings, which could negatively affect our business. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Our market position and competitive advantage could be threatened by our competitors and/or disruptive new entrants.

We face significant competition for the supply of damaged and total loss vehicles and the buyers of those vehicles. Our principal sources of competition historically have come from (1) direct competitors (e.g., Copart, Inc. and Total Resource Auctions, a subsidiary of Cox Enterprises, Inc.), (2) new entrants, including new vehicle remarketing venues, and (3) existing alternative vehicle remarketing venues, including used-vehicle auctions and certain salvage buyer groups. Due to the increasing use of the Internet and other technology as marketing and distribution channels, we may face increasing competition from online wholesale and retail marketplaces (generally without any meaningful physical presence) and from our own customers, including insurance companies, when they sell directly to end users through such platforms rather than remarket vehicles through our marketplaces. Increased competition could result in price reductions, reduced margins or loss of market share.
Our future success also depends on our ability to respond to evolving industry trends, changes in customer requirements and new technologies. Some of our competitors may have greater financial and marketing resources than we do, may be able to respond more quickly to evolving industry dynamics and changes in customer requirements, or may be able to devote greater resources to the development, promotion and sale of new or emerging services and technologies. Our ability to successfully grow through investments in the area of emerging opportunities depends on many factors, including advancements in technology, regulatory changes and other factors that are difficult to predict, or that may significantly affect the future of electrification, autonomy, and mobility. If we are unable to compete successfully or to successfully adapt to industry changes, our business, revenues and profitability could be materially adversely affected.
Also, see "The separation and distribution agreement (the "Separation Agreement") that we entered into with KAR limits our ability to compete in certain markets for a period of time following the Separation, and in certain instances, requires that we make revenue and profit sharing payments to KAR related to specific customer segments."

If our facilities lack the capacity to accept additional vehicles, then our relationships with insurance companies or other vehicle suppliers could be adversely affected.

We regularly evaluate our capacity in all of our markets and, where appropriate, seek to increase capacity through the acquisition of additional land and facilities. Capacity at our facilities varies from period to period and by region as a result of various factors, including natural disasters. We may not be able to reach agreements to purchase or lease storage facilities in markets where we have limited available capacity, and zoning restrictions or difficulties obtaining use permits may limit our ability to expand our capacity through acquisitions of new land. If we fail to have sufficient capacity at one or more of our facilities, our relationships with insurance companies or other vehicle suppliers could be adversely affected, which could adversely affect our operating results and financial condition.

We may be unable to keep existing facilities or open new facilities in desirable locations and on favorable terms, which could materially and adversely affect our results of operations.

Local land use and zoning regulations, environmental regulations and other regulatory requirements may impact our ability to find suitable locations and influence the cost of our operations. The majority of our salvage auction vehicle facilities are leased. The termination or expiration of leases at existing facilities may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close the facilities. If we determine to close a location, we may remain obligated under the applicable lease for the remaining lease term and may have to expense the unamortized portion of the right-of-use assets, in part or in full, as an impairment which may have a material impact on our consolidated results of operations and financial position. Also, if we are unable to maintain our existing facilities or open new facilities in desirable locations and on favorable terms, our results of operations could be materially and adversely affected. Further, in an increasing number of markets where we experience significant capacity constraints together with pressing customer demand and a lack of viable alternatives for expansion due to zoning and land use restrictions, we may be required to purchase, lease or occupy industrial sites which may contain significant environmental impacts.

Significant disruptions of information technology systems, infrastructure and business information could adversely affect our business and reputation.

We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of our business processes and activities. The secure operation of these systems, and the processing and maintenance of the information processed by these systems, is critical to our business operations and strategy. Information technology risks (including the confidentiality, integrity and availability of digital assets) for companies have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. These threats may derive from fraud or malice on the part of third parties or our employees, or may result from human error or accidental technological failure. In addition, our technology infrastructure and information systems are vulnerable to damage or interruption from events beyond our control, including, but not limited to, natural disasters, power loss and telecommunications failures. Although we have technology and information security processes and disaster recovery plans in place to mitigate our risks to these vulnerabilities, these measures may not be adequate to ensure that our operations will not be disrupted should such an event occur. Our customers and other parties in the payments value chain rely on our digital online products as well as other information technologies, computers, software and networks to conduct their operations. In addition, our customers increasingly use personal smartphones, tablet PCs and other mobile devices to access our online products and services and the security of these third party devices may be beyond our control. Any significant disruptions of our information technology systems could negatively impact our business, damage our reputation and materially adversely affect our consolidated financial position and results of operations.

Data security concerns relating to our technology or breaches of information technology systems, could adversely affect our business and reputation.

We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit, and store electronic information. We have experienced cyber attacks and security breaches of varying degrees to our information technology infrastructure and systems and we believe we will continue to be a potential target of such threats and attacks, resulting in unauthorized access to our computer systems and networks, including our cloud-based platforms. The technology infrastructure and systems of our suppliers, vendors, service providers, cloud solution providers and partners have also in the past experienced and may in the future experience such attacks. Cyber attacks can include computer viruses, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. We believe cyber attack attempts are increasing in number and that cyber attackers are developing increasingly sophisticated systems and means to not only attack systems, but also to evade detection or to obscure their activities.
Continuous cyber attacks or a sustained attack could lead to service interruptions, malfunctions or other failures in the information technology that supports our business and customers (such as the lack of availability of our value-added systems), as well as the operations of our customers or other third parties. Continuous cyber-attacks could also lead to damage to our reputation with our customers and other parties and the market, additional costs (such as repairing systems, adding new personnel or protection technologies, or compliance costs), regulatory penalties, financial losses to both us and our customers and partners and the loss of customers and business opportunities. If such attacks are not detected in a timely manner, their effects could be compounded.

Although we have technology and information security processes and disaster recovery plans in place to mitigate our risks to these vulnerabilities, these measures may not be adequate to ensure that our operations will not be compromised or disrupted should such an event occur. If our information technology is compromised, becomes inoperable for extended periods of time or ceases to function properly, we may have to make a significant investment to fix or replace the information technology and our ability to provide many of our electronic and online solutions to our customers may be impaired, which would have a material adverse effect on our consolidated operating results and financial position. In some instances, efforts to correct vulnerabilities or prevent attacks may reduce the performance of our computer systems and networks, which could negatively impact our business. In addition, as cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could disrupt our business, damage our reputation and materially adversely affect our financial position and results of operations.

Compliance with U.S. and global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and store data, and the failure to comply with such requirements could subject us to significant fines and penalties, which could adversely affect our business, financial condition and reputation.

We collect and store sensitive and confidential data, including the intellectual property, proprietary business information, proprietary business information of our customers, as well as personally identifiable information of our customers and employees, in data centers and on information technology networks. Aspects of our operations and business are subject to privacy regulation in the United States, including the California Consumer Privacy Act (“CCPA”), and privacy regulations elsewhere around the globe, including the European Union’s General Data Protection Regulation (the “GDPR”). The CCPA, which came into effect beginning in January 2020, imposes new notice and privacy policy requirements, and new obligations to respond to requests to know and access to personal information, to delete personal information and to say no to the sale of personal information, which may impose significant costs on us. The GDPR, which took effect in May 2018, imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.
In addition, a growing number of legislative and regulatory bodies have adopted consumer notification and other requirements in the event that consumer information is accessed by unauthorized persons, and additional regulations regarding the use, access, accuracy, and security of such data are possible. In the U.S., state laws provide for disparate notification regimes. If our practices or products are deemed to be an invasion of privacy, whether or not consistent with current or future regulations and industry practices, we may be subject to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability. Our failure to comply with these laws, or any future laws or regulations of a similar nature, could result in substantial regulatory penalties, litigation expense, and loss of revenue.
These laws and regulations as well as laws and regulations in the various states or in other countries could limit our ability to pursue business opportunities we might otherwise consider engaging in, impose additional costs or restrictions on us, result in significant loss of revenue, impact the value of assets we hold, or otherwise significantly adversely affect our business. Any failure by us to comply with applicable laws or regulations could also result in significant liability to us, including liability to private plaintiffs as a result of individual or class action litigation, or may result in the cessation of our operations or portions of our operations or impositions of fines and restrictions on our ability to carry on or expand our operations. Our operations could also be negatively affected by changes to laws and regulations and enhanced regulatory oversight of our customers and us. These changes may limit the manner in which we conduct our business or otherwise may have a negative impact on our ability to generate revenues, earnings, and cash flows. If we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations have a negative impact on our customers, we may experience customer losses or increased operating costs, and our business and results of operations could be negatively affected.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected. Also, we may be subject to patent or other intellectual property infringement claims, which could have an impact on our business or operating results due to a disruption in our business operations, the incurrence of significant costs and other factors.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. In the United States and internationally, we have filed various applications for protection of certain aspects of our intellectual property. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have an adverse effect on our business and financial results.
From time to time, we may receive notices from others claiming that we infringed or otherwise violated their patent or intellectual property rights, and the number of these claims could increase in the future. Claims of intellectual property infringement or other intellectual property violations could require us to enter into licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require us to change business practices and limit our ability to compete effectively. Even if we believe that the claims are without merit, the claims can be time-consuming and costly to defend and may divert management’s attention and resources away from our businesses. If we are required to take any of these actions, it could have an adverse impact on our business and operating results.

We may not be successful in the implementation of our business strategy or we may improperly align new strategies with our vision, which could lead to the misapplication of our resources.

Our business, results of operations, and financial condition depend on our ability to execute our business strategy. See "Our Strategy" under "Item 1. Business" included in this Annual Report on Form 10-K. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether or when we will succeed in implementing these strategic initiatives, and even if we do succeed, our strategy may not have the favorable impact on our business, results of operations, or financial condition that we anticipate. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.

We may not properly leverage or make the appropriate investment in technology advancements, which could result in the loss of any sustainable competitive advantage in products, services and processes.

Our business is dependent on information technology. Robust information technology systems, platforms and products are critical to our operating environment, digital online products and competitive position. Rapid technology changes may render our technology obsolete and understanding technology innovation is necessary to remain at the forefront of our industry. We may not be successful in structuring our information technology or developing, acquiring or implementing information systems that are competitive and responsive to the needs of our customers. We might lack sufficient resources to continue to make the significant investments in information technology to compete with our competitors. Certain information technology initiatives that management considers important to our long-term success will require capital investment, have significant risks associated with their execution, and could take several years to implement. If we are unable to develop/implement these initiatives in a cost-effective, timely manner or at all, it could damage our relationships with our customers and negatively impact our financial condition and results of operations.

Changes in laws affecting the import and export of damaged and total loss vehicles may have an adverse effect on our business and financial condition.

Our Internet-based auction services have allowed us to offer our products and services to international markets and have increased our international buyer base. As a result, foreign buyers of damaged and total loss vehicles now represent a significant part of our total buyer base. Changes in laws, regulations and treaties that restrict the importation of damaged and total loss vehicles into foreign countries may reduce the demand for damaged and total loss vehicles and impact our ability to maintain or increase our international buyer base. The adoption of such laws or regulations in other jurisdictions that have the effect of reducing or curtailing our activities abroad could have a material adverse effect on our results of operations and financial condition by reducing the demand for our products and services.

If we fail to attract and retain key personnel, or have inadequate succession planning, we may not be able to execute our business strategies and our financial results could be negatively affected.

Our success depends in large part on the performance of our senior executive team and other key employees, including key field and information technology personnel. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete with us, we may not be able to effectively implement our business strategies, our business could suffer and the value of our common stock could be materially adversely affected. Our auction business is directly impacted by the business relationships our employees have established with customers and suppliers and, as a result, if we lose key personnel, we may have difficulty in retaining and attracting customers, developing new services, negotiating favorable agreements with customers and providing acceptable levels of customer service. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We do not have nor do we currently expect to obtain key person insurance on any of our executive officers.

If we fail to identify, manage, complete and integrate acquisitions, our operating results, financial condition and growth prospects could be adversely affected.

Acquisitions are a part of our growth strategy and have enabled us to further broaden and diversify our service offerings. Our strategy generally involves acquisitions of companies, products, services and technologies to expand our online, digital and mobile capabilities and the acquisition and integration of additional auction sites and personnel. Acquisition of businesses requires substantial time and attention of management personnel and may also require additional equity or debt financings. Further, integration of acquired businesses is often disruptive. There can be no assurance that we will identify appropriate targets, will acquire such businesses on favorable terms, or will be able to successfully integrate such organizations into our business. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and they could materially adversely affect our business, financial condition and results of operations. Acquisitions may also have unanticipated tax, legal, regulatory and accounting ramifications, including as a result of recording goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges. In addition, we expect to compete against other auction groups or new industry consolidators for suitable acquisitions. If we are able to consummate acquisitions, such acquisitions could be dilutive to earnings, and we could overpay for such acquisitions.
In pursuing a strategy of acquiring other businesses, we face other risks including, but not limited to:

•	incurring significantly higher capital expenditures, operating expenses and operating losses of the business acquired;

•	entering new markets with which we are unfamiliar;

•	incurring potential undiscovered liabilities at acquired businesses;

•	failing to maintain uniform standards, controls and policies;

•	incorporating acquired technology and rights into our offerings and unanticipated expenses related to such integration;

•	impairing relationships with employees and customers as a result of management changes; and

•	increasing expenses for accounting and computer systems, as well as integration difficulties.

Our expansion into markets outside the U.S. and our non-U.S. based operations subject us to unique operational, competitive and regulatory risks.

Acquisitions and other strategies to expand our operations beyond North America subject us to additional significant risks and uncertainties. As we continue to explore opportunities to expand our business internationally, we will need to develop policies and procedures to manage our business on a global scale. There can be no assurance that we will identify appropriate international targets, acquire such businesses on favorable terms, or be able to successfully grow and integrate such organizations into our business. Operationally, acquired businesses typically depend on key relationships and our failure to develop or maintain those relationships could have an adverse effect on our operating results and financial condition.
In addition, we anticipate that our non-U.S.-based operations will continue to subject us to risks associated with operating on an international basis, including:

•	exposure to foreign currency exchange rate risk, which may have an adverse impact on our revenues and profitability;

•	exposure to the principal or purchase auction model rather than the agency or consignment model, which may have an adverse impact on our margins and expose us to inventory risks;

•	restrictions on our ability to repatriate funds, as well as repatriation of funds currently held in foreign jurisdictions, which may result in higher effective tax rates;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to operate in certain foreign markets;

•	compliance with the Foreign Corrupt Practices Act;

•	compliance with the various privacy regulations, including the General Data Protection Regulation;

•	dealing with unfamiliar regulatory agencies and laws favoring local competitors;

•	dealing with political and/or economic instability;

•	the difficulty of managing and staffing foreign offices, as well as the increased travel, infrastructure, legal and compliance costs associated with international operations;

•	localizing our product offerings; and

•	adapting to different business cultures and market structures.
As we continue to explore opportunities to expand globally, our success will depend on our ability to anticipate and effectively manage these and other risks associated with operating on an international basis. Our failure to manage these risks could have an adverse effect on our operating results and financial condition.

Reliance on our subhaulers and trucking fleet operations could materially and adversely affect our business and reputation.

We rely on independent subhaulers and trucking fleet operations to pick up and deliver vehicles to and from our auction facilities. Failure to pick up and deliver vehicles in a timely manner could harm our brand and reputation, and impact the overall business. Further, an increase in fuel cost may lead to increased prices charged by our independent subhaulers and trucking fleet operators, which may significantly increase our cost. We may not be able to pass these costs on to our suppliers or buyers. We are also exposed to risks associated with inclement weather, disruptions in the transportation infrastructure and increase in the price of fuel, any of which could increase our operating costs. If we experience problems or are unable to negotiate or obtain favorable terms with our subhaulers, our results of operations could be materially and adversely affected.
An increase in the number of damaged and total loss vehicles we purchase could adversely affect our profitability.

In certain countries, the salvage market typically operates on a principal basis, in which a vehicle is purchased and then resold, rather than on an agent basis, in which the auction acts as a sales agent for the owner of the vehicle. Operating on a principal basis exposes us to inventory risks, including losses from theft, damage and obsolescence. If we purchase vehicles, the increased costs associated with acquiring the vehicles could have a material adverse effect on our gross profit margin and operating results. Vehicles sold under purchase agreements were approximately 4% of our vehicles sold both domestically and internationally for fiscal 2019. In addition, when vehicles are purchased, we are subject to changes in vehicle values, such as those caused by changes in commodity prices. Decreases in commodity prices, such as steel and platinum, may negatively affect vehicle values and demand at auctions.

A significant change in used-vehicle prices could impact the proceeds and revenue from the sale of damaged and total loss vehicles.

The volume of new vehicle production, accuracy of lease residual estimates, interest rate fluctuations, customer demand and changes in regulations, among other things, all potentially affect the pricing of used vehicles. When used-vehicle prices are high, used-vehicle dealers may retail more of their trade-in vehicles on their own rather than selling them at auction. A sustained reduction in used-vehicle pricing could result in lower proceeds from the sale of damaged and total loss vehicles and a related reduction in revenue per vehicle, a potential loss of consignors and decreased profitability.

We have a substantial amount of debt, which could impair our financial condition and adversely affect our ability to react to changes in our business.

As of December 29, 2019, our total corporate debt was $1,278.0 million.
Our indebtedness could have important consequences including:

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, debt-service requirements, execution of our business strategy, acquisitions and other purposes;

•
requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on debt, which would reduce the funds available for other purposes, including funding future expansion;

•
making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our flexibility in planning for, and making it more difficult to react quickly to, changing conditions; and

•
exposing us to risks inherent in interest rate fluctuations because the majority of our indebtedness is at variable rates of interest, which could result in higher interest expenses in the event of increases in interest rates.

In addition, if we are unable to generate sufficient cash from operations to service our debt and meet other cash needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, particularly because of our high levels of debt and the restrictions imposed by the agreements governing our indebtedness. If we must sell certain of our assets, it may negatively affect our ability to generate revenue. The inability to obtain additional financing could have a material adverse effect on our financial condition.
If we cannot make scheduled payments on our debt, we would be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our Senior Secured Credit Facilities (as defined below) could terminate their commitments to lend us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.

A portion of our net income is derived from our international operations, primarily Canada, which exposes us to foreign exchange risks that may impact our financial statements. In addition, increases in the value of the U.S. dollar relative to certain foreign currencies may negatively impact foreign buyer participation in our marketplaces.

Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position. In addition, there may be tax inefficiencies in repatriating cash from our foreign subsidiaries. Approximately 12% of our revenues were attributable to our foreign operations for the year ended December 29, 2019. Changes in the value of foreign currencies, particularly the Canadian dollar relative to the U.S. dollar, could negatively affect our profits from foreign operations and the value of the net assets of our foreign operations when reported in U.S. dollars in our financial statements. A 10% change in the average Canadian exchange rate for the twelve months ended December 29, 2019 would have impacted net income by approximately $2.5 million.
In addition, fluctuations in exchange rates may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our foreign operations are translated using period-end exchange rates; such translation gains and losses are reported in "Accumulated other comprehensive income/loss" as a component of stockholders’ (deficit) equity. The revenues and expenses of our foreign operations are translated using average exchange rates during each period.
Likewise, we have a significant number of non-U.S.-based buyers who participate in our marketplaces. Increases in the value of the U.S. dollar relative to these buyers’ local currencies may reduce the prices they are willing to pay at auction, which may negatively affect our revenues.

We are partially self-insured for certain losses.

We self-insure a portion of employee medical benefits under the terms of our employee health insurance program, as well as a portion of our automobile, general liability and workers’ compensation claims. We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability and workers’ compensation claims based upon the expected amount of all such claims. If actual trends, including the severity of claims and medical cost inflation above expectations were to occur, our self-insured costs would increase, which could have an adverse impact on our results of operations and financial position.

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net income.

Goodwill represents the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. Current accounting standards require that goodwill be periodically evaluated for impairment based on the fair value of the reporting unit. Goodwill represents a significant percentage of our total assets. Declines in our profitability or the value of comparable companies may impact the fair value of our reporting units, which could result in a write-down of goodwill and a reduction in net income.

We are subject to certain governmental regulations, including vehicle brokerage and auction laws and currency reporting obligations. Our business is subject to risks related to litigation and regulatory actions.

Our operations are subject to regulation, supervision and licensing under various federal, state, provincial and local authorities, agencies, statutes and ordinances, which, among other things, require us to obtain and maintain certain licenses, permits and qualifications and provide certain disclosures and notices. The regulations and laws that impact our company include, without limitation, the following:

•	The acquisition and sale of totaled and recovered theft vehicles are regulated by state or other local motor vehicle departments in each of the locations in which we operate.

•	Some of the transport vehicles used at our marketplaces are regulated by the U.S. Department of Transportation or similar regulatory agencies in the other countries in which we operate.

•
In many states and provinces, regulations require that a damaged and total loss vehicle be forever "branded" with a salvage notice in order to notify prospective purchasers of the vehicle’s previous salvage status.

•
Some state, provincial and local regulations limit who can purchase damaged and total loss vehicles, as well as determine whether a damaged and total loss vehicle can be sold as rebuildable or must be sold for parts or scrap only.

•	We are subject to various local zoning requirements with regard to the location of our auction and storage facilities, which requirements vary from location to location.

•	We are indirectly subject to the regulations of the Consumer Financial Protection Act of 2010 due to our vendor relationships with financial institutions.

•	We deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations.
Changes in law or governmental regulations or interpretations of existing law or regulations could result in increased costs, reduced vehicle prices and decreased profitability for us. In addition, failure to comply with present or future laws and regulations or changes in existing laws or regulations or in their interpretation could have a material adverse effect on our operating results and financial condition.
We are also subject from time to time to a variety of legal actions relating to our current and past business operations, including litigation relating to employment-related issues, the environment and personal injury claims. There is no guarantee that we will be successful in defending ourselves in legal and administrative actions or in asserting our rights under various laws. In addition, we could incur substantial costs in defending ourselves or in asserting our rights in such actions. The costs and other effects of pending litigation and administrative actions against us cannot be determined with certainty. Although we currently believe that no such proceedings will have a material adverse effect, there can be no assurance that the outcome of such proceedings will be as expected.

We assume the settlement risk for vehicles sold through our marketplaces.

Typically, following the sale of a vehicle, we do not release the vehicle to a buyer until such time as we have received full payment for the vehicle. We may be obligated, however, to remit payment to a seller before receiving payment from a buyer and in those circumstances, we may not have recourse against sellers for any buyer’s failure to satisfy its payment obligations. Because we retain possession of the vehicle, we can resell the vehicle to mitigate any potential losses. Since revenue for most vehicles does not include the gross sales proceeds, failure to collect the receivables in full may result in a net loss up to the amount of gross sales proceeds on a per vehicle basis in addition to any expenses incurred to collect the receivables and to provide the services associated with the vehicle. If we are unable to collect payments on a large number of vehicles and we are unable to resell them and recover our costs, the resulting payment obligations to the seller and decreased fee revenues may have a material adverse effect on our results of operations and financial condition.

Environmental, health and safety risks could adversely affect our operating results and financial condition.

Our operations are subject to various foreign, federal, state and local environmental, health and safety laws and regulations, including those governing the emission or discharge of pollutants into the air or water, the generation, treatment, storage and release of hazardous materials and wastes and the investigation and remediation of contamination. Our failure to comply with current or future environmental, health or safety laws or to obtain and comply with permits required under such laws, could subject us to significant liability or require costly investigative, remedial or corrective actions.
Some of the facilities on which we operate are impacted by significant recognized environmental concerns and pollution conditions. We have incurred and may in the future incur expenditures relating to compliance and risk mitigation efforts, releases of hazardous materials, investigative, remedial or corrective actions, claims by third parties and other environmental issues, and such expenditures, individually or in the aggregate, could be significant. Federal and state environmental authorities are currently investigating our role in contributing to contamination at the Lower Duwamish Waterway Superfund Site in Seattle, Washington. Our potential liability at this site cannot be estimated at this time. See "Business-Legal Proceedings."

Weather-related and other events beyond our control may adversely impact operations.

Extreme weather or other events, such as hurricanes, tornadoes, earthquakes, forest fires, floods, global pandemics or other health crises, terrorist attacks or war, may adversely affect the overall economic environment, the markets in which we compete, and our operations and profitability. These events may impact our physical auction facilities, causing a material increase in costs, or delays or cancellation of auction sales, which could have a material adverse impact on our revenues and profitability. In some instances, for example with the severe storm in August 2017 known as "Hurricane Harvey," these events may result in a sharp influx in the available supply of damaged and total loss vehicles and there can be no assurance that our business will have sufficient resources to handle such extreme increases in supply. Our failure to meet our customers’ demands in such situations could negatively affect our relationships with such customers and result in a loss of future business, which would adversely affect our operating results and financial condition. In addition, revenues generated as a result of the total loss of vehicles associated with such a catastrophe are typically recognized subsequent to the incurrence of incremental costs and such revenues may not be sufficient to offset the costs incurred.
Mild weather conditions tend to result in a decrease in the available supply of damaged and total loss vehicles because traffic accidents decrease and fewer vehicles are damaged. Accordingly, mild weather can have an adverse effect on our damaged and total loss vehicle inventories, which would be expected to have an adverse effect on our revenue and operating results and related growth rates.
Risks Related to Our Recent Separation and Distribution

We may not achieve some or all of the expected benefits of the Separation, and the Separation may adversely affect our business.

We may not be able to achieve the full strategic, financial, operational or other benefits expected to result from the separation, or such benefits may be delayed or not occur at all. The Separation is expected to provide the following benefits, among others:

•	the Separation resulted in IAA becoming an independent company with distinct strengths, well-positioned for market leadership and continued growth;

•
the Separation enables us to create independent capital structures and allows us to make independent decisions on investments, acquisitions and capital expenditures to advance our respective strategic priorities;

•	the Separation enhances our ability to address the needs of unique customers and respond to changing markets and competitive conditions;

•	the Separation simplifies our financial reporting and allows investors to more accurately assess and value us based on our performance as an individual business; and

•	the Separation creates distinct and compelling investment opportunities based on track records of successful performance and streamlined operating models.
If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, it could have a material adverse effect on our financial position, results of operations and cash flows.
As an independent publicly traded company, IAA is a smaller, less diversified company with a narrower business focus and may be more vulnerable to changing market conditions and other events than if were still a part of KAR, which could materially and adversely affect our business, financial condition and results of operations.

The separation and distribution agreement (the "Separation Agreement") that we entered into with KAR limits our ability to compete in certain markets for a period of time following the Separation, and in certain instances, requires that we make revenue and profit sharing payments to KAR related to specific customer segments.

Prior to the Separation, we were a wholly-owned subsidiary of KAR. Accordingly, KAR possessed and exercised sole and absolute discretion to determine and change the terms of the Separation Agreement. The Separation Agreement contains a covenant not to compete, prohibiting us and our affiliates from engaging in certain non-salvage activities in competition with KAR’s business for a period of five years following the Separation in certain jurisdictions, subject to certain exceptions. We are expressly permitted to continue to conduct our salvage auction business as conducted immediately prior to the Separation. The exceptions also permit us to conduct certain non-salvage business, in some cases subject to a revenue sharing mechanic in the event such business exceeds specified volume limits or other thresholds. These restrictions may limit our ability to compete in certain markets and could materially and adversely affect our business, growth strategy, financial condition and results of operations.
Since the Separation, we also face competition from ADESA, Inc., a wholly-owned subsidiary of KAR ("ADESA"), for some of the services that we provide, and the Separation Agreement limits our ability to compete in certain markets for a period of time.

If the Separation and Distribution fail to qualify as a tax-free transaction for U.S. federal income tax purposes, then IAA, KAR and KAR’s stockholders could be subject to significant tax liability or tax indemnity obligations.

KAR received an IRS Ruling on certain issues relevant to the qualification of the Separation and Distribution as tax-free under Sections 368(a)(1)(D) and 355 of the Code, based on certain facts and representations. The IRS Ruling does not address all of the requirements for tax-free treatment of the Separation and Distribution.
As a condition to the Distribution KAR received an opinion from its U.S. tax counsel, Skadden, Arps, Slate, Meagher & Flom LLP, on the basis of certain facts, representations, covenants and assumptions set forth in such opinion, substantially to the effect that, for U.S. federal income tax purposes, the Separation and Distribution, taken together, qualifies as a transaction that generally is tax-free to KAR and KAR’s stockholders, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Code. Notwithstanding the tax opinion, the IRS could determine on audit that the distribution should be treated as a taxable transaction if it determines that any of the facts, assumptions, representations or covenants set forth in the tax opinion is not correct or has been violated, or that the Distribution should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the Distribution, or if the IRS were to disagree with the conclusions of the tax opinion. If the Distribution is ultimately determined to be taxable, the Distribution could be treated as a taxable dividend to you for U.S. federal income tax purposes, and you could incur significant U.S. federal income tax liability. In addition, KAR and/or we could incur significant U.S. federal income tax liabilities or tax indemnification obligations, whether under applicable law or the tax matters agreement that we entered into with KAR, if it is ultimately determined that certain related transactions were undertaken in anticipation of the Distribution.

We have a limited history of operating as an independent company, and our historical information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

The historical information about us in this Annual Report refers to our business as operated by and integrated with KAR. Our historical information included in this Annual Report for periods prior to the Separation is derived from the consolidated financial statements and accounting records of KAR. Accordingly, the historical financial information included in this Annual Report does not necessarily reflect the financial condition, results of operations or cash flows that IAA would have achieved as a separate, publicly traded company during the periods presented, or those that we will achieve in the future, primarily as a result of the factors described below:

•
Prior to the Separation, our business had been operated by KAR as part of its broader corporate organization, rather than as an independent company. KAR or one of its affiliates performed various corporate functions for us, such as accounting, treasury, tax, internal audit, risk management, human resources, safety and security and information technology risk. Our historical financial results for periods prior to the Separation reflect allocations of corporate expenses from KAR for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company. Following the separation, our cost related to such functions previously performed by KAR may increase.

•
Prior to the Separation, our business was integrated with the other businesses of KAR. Historically, we shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although we entered into transition agreements with KAR prior to the Separation, these arrangements are temporary and may not fully capture the benefits that we have enjoyed as a result of being integrated with KAR and may result in us paying higher charges than in the past for these services. This could have an adverse effect on our results of operations and financial condition following the Separation.

•	Our historical financial information for periods prior to the Separation does not reflect the debt or the associated interest expense that we are incurring post separation.
Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from KAR. For additional information about the past financial performance of our business and the basis of presentation of the historical consolidated financial statements, "Selected Financial Data," "Management’s

Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

We may have received better terms from unaffiliated third parties than the terms we receive in our agreements with KAR.

The agreements we entered into with KAR in connection with the Separation and Distribution, including the Separation Agreement and the ancillary agreements, were prepared in the context of IAA’s separation from KAR while IAA was still a wholly-owned subsidiary of KAR. Accordingly, during the period in which the terms of those agreements were prepared, IAA did not have an independent board of directors or a management team that was independent of KAR and KAR possessed and exercised sole and absolute discretion in determining the terms of the agreements. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s length negotiations between unaffiliated third parties. We may have received better terms from third parties because, among other things, third parties may have competed with each other to win our business.

We may not be able to engage in certain corporate transactions after the separation.

To preserve the tax-free treatment to KAR of the Separation and the Distribution, under the tax matters agreement that we entered into with KAR, we are restricted from taking certain actions that would prevent the distribution and related transactions from being tax-free for U.S. federal income tax purposes. Such restrictions are applicable to us during the two-year period following the distribution and may prohibit us, except in certain circumstances, from, among other things:

•
entering into any transaction whereby we merge or consolidate with any other person or entity as a result of which one or more persons or entities would, directly or indirectly, acquire a significant portion of our stock or substantially all of our assets;

•	merging, consolidating, or liquidating;

•	issuing equity securities beyond certain thresholds;

•	repurchasing certain amounts of our capital stock; or

•	ceasing to actively conduct our business.
These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. In addition, under the tax matters agreement, we are required to indemnify KAR against liabilities resulting from certain actions taken after the distribution that cause the Distribution to be taxable for U.S. federal income tax purposes.

We may fail to perform under various transaction agreements that were executed as part of the Separation or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

The Separation Agreement and other agreements entered into in connection with the Separation determined the allocation of assets and liabilities between us and KAR following the Separation and included any necessary indemnifications related to liabilities and obligations. The transition services agreement provides for the performance of certain services by each company for the benefit of the other for a period of time after the separation. We rely on KAR to satisfy its performance and payment obligations under these agreements. If KAR is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. If we do not have our own systems and services in place, or if we do not have agreements with other providers of these services once certain transaction agreements expire, we may not be able to operate our business effectively and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services that KAR currently provides to us. If we are unsuccessful in implementing these systems and services or in transitioning data from KAR’s systems to our own, it could have an adverse effect on our business and financial results.

We will be required to satisfy certain indemnification obligations to KAR or we may not be able to collect on indemnification rights from KAR.

Under the terms of the Separation and Distribution, we are required to indemnify KAR from and with respect to (i) all debts, liabilities and obligations allocated or transferred to us in connection with the Separation and Distribution (including our failure to pay, perform or otherwise promptly discharge any such debts, liabilities or obligations after the Separation and Distribution), (ii) any breach by us of the Separation Agreement or any of the ancillary agreements, and (iii) any misstatement or omission of a material fact in our Registration Statement on Form 10. We are not aware of any existing indemnification obligations at this time, but any such indemnification obligations that may arise could be significant. Under the terms of the Separation

Agreement, KAR is required to indemnify us from and after the Separation and Distribution with respect to (i) all debts, liabilities and obligations allocated to KAR after the Separation and Distribution (including its failure to pay, perform or otherwise promptly discharge any such debts, liabilities or obligations after the separation and distribution) and (ii) any breach by KAR of the Separation Agreement or any of the ancillary agreements. Our and KAR’s ability to satisfy these indemnities, if called upon to do so, will depend respectively upon our and KAR’s future financial strength. If we are required to indemnify KAR, or if we are not able to collect on indemnification rights from KAR, our financial condition, liquidity or results of operations could be materially and adversely affected. We cannot determine whether we will have to indemnify KAR, or if KAR will have to indemnify us, for any substantial obligations after the Distribution.
Risks Related to IAA’s Common Stock

The trading market for our common stock has existed for only a short period following the Separation, and the market price and trading volume of our common stock may fluctuate significantly.

Prior to the Separation, there was no public market for our common stock. An active trading market for our common stock commenced only recently following the Separation and may not be sustainable. The trading price of our common stock has been and may continue to be volatile and the trading volume in our common stock may fluctuate and cause significant price variations to occur.
Many factors could cause the market price of our common stock to rise and fall, including the following:

•
our business profile and market capitalization may not fit the investment objectives of current stockholders, causing a shift in our investor base, and our common stock may not be included in certain indices, causing certain holders to sell their common stock;

•	our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

•	announcements or speculations regarding gains, losses or shifts in our customer relationships and volumes;

•	fluctuations in our quarterly or annual financial results or the quarterly or annual financial results of companies perceived to be similar to us;

•	the failure of securities analysts to cover our common stock;

•	actual or anticipated fluctuations in our operating results;

•	changes in earnings estimates or our ability to meet those estimates and recommendations by securities analysts;

•	the operating and stock price performance of other comparable companies;

•	investors’ general perception of us and our industry;

•	changes to the regulatory and legal environment under which we operate;

•	changes in general economic and market conditions;

•	changes in industry conditions;

•	changes in regulatory and other dynamics; and

•	the other factors described under "Risk Factors" in this Annual Report on Form 10-K.
In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if successfully defended, could be costly to defend and a distraction to management.

Provisions in our amended and restated certificate of incorporation and by-laws, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation and by-laws contain, and Delaware law contains, provisions that may be considered to have an anti-takeover effect and may delay or prevent a tender offer or other corporate transaction that a stockholder might consider to be in its best interest, including those transactions that might result in payment of a premium over the market price for our stock.
These provisions include:

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•	permitting our Board to issue preferred stock without stockholder approval;

•	granting to the Board, and not the stockholders, the sole power to set the number of directors;

•	the initial division of our Board into three classes of directors, with each class serving a staggered term;

•	a provision that directors serving on a classified Board may be removed by stockholders only for cause;

•	authorizing vacancies on our Board to be filled only by a vote of the majority of the directors then in office and specifically denying our stockholders the right to fill vacancies in the Board; and

•	prohibiting stockholder action by written consent.
These provisions apply even if an offer may be considered beneficial by some stockholders. We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and the provisions could delay or prevent an acquisition that our Board determines is not in the best interests of us and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
We are not subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware (the "DGCL"). Section 203 of the DGCL provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock. Accordingly, we are not subject to any anti-takeover effects of Section 203.
In addition, an acquisition or further issuance of our stock could trigger the application of Section 355(e) of the Code. Under the tax matters agreement, we would be required to indemnify KAR for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.

Our amended and restated certificate of incorporation and by-laws contain exclusive forum provisions that could limit an IAA stockholder’s ability to choose a judicial forum that it finds favorable for certain disputes with IAA or its directors, officers, stockholders, employees or agents, and may discourage lawsuits with respect to such claims.

Our amended and restated certificate of incorporation provides that unless the Board otherwise determines, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of IAA, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder, employee or agent of IAA to IAA or its stockholders, (iii) any action asserting a claim against IAA or any director, officer, stockholder, employee or agent of IAA arising out of or relating to any provision of the DGCL or IAA’s amended and restated certificate of incorporation or by-laws, or (iv) any action asserting a claim against IAA or any director, officer, stockholder, employee or agent of IAA governed by the internal affairs doctrine, in all cases subject to the court having subject matter jurisdiction and personal jurisdiction over an indispensable party named as a defendant. The exclusive forum provision does not apply to any actions arising under the Securities Act or the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for such disputes and may discourage these types of lawsuits. Alternatively, if a court were to find the exclusive forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.

Item 1b.	Unresolved Staff Comments
None.

Item 2.	Properties
IAA is headquartered in Westchester, Illinois, with office space being leased through 2027. At December 29, 2019, properties utilized by the IAA include 175 facilities in the United States, 12 facilities in Canada, and 14 facilities in the United Kingdom, representing total acreage of approximately 7,600 gross acres. These properties are used primarily for auction and storage purposes.

We regularly evaluate our capacity in all our markets and where appropriate, seek to increase capacity through the acquisition of additional land and facilities. Capacity at our facilities varies from period to period and by region as a result of various factors, including natural disasters.

Item 3.	Legal Proceedings
See Note 14 - Commitments and Contingencies in the notes to consolidated financial statements for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
IAA common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "IAA" and has been traded on the NYSE since June 28, 2019. As of March 3, 2020, we had two stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders of record.
Dividends
Following our Separation from KAR, we have not paid cash dividends on our common stock and have no plan to do so in the foreseeable future. The payment of any dividends in the future, and the timing and amount, thereof, will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition and prospects, capital requirements and access to capital markets, covenants associated with certain of our debt obligations, general business conditions, and other factors that our Board of Directors may deem relevant.
Issuer Purchases of Equity Securities
None.
Stock Price Performance Graph
The graph below shows the cumulative total return of IAA’s common stock, the Standard & Poor's 400 Midcap Index and the Nasdaq Industrial Index for the period beginning on June 28, 2019, the Separation Date, and ending on December 29, 2019. Total cumulative return is based on a $100 investment in IAA’s common stock and each of the listed indices on June 28, 2019 and assumes the reinvestment of dividends. No dividends have been declared on our common stock. Stockholder returns shown in the following graph are not indicative of future stock price performance.

Company/Index	6/28/2019	12/29/2019
IAA, Inc.	$100	$119.60
S&P 400 Midcap Index	$100	$104.37
NASDAQ Industrial Index	$100	$106.91
The stock performance graph above shall not be deemed soliciting material or to be filed with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, nor shall it be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Exchange Act or Securities Act.

Item 6.	Selected Financial Data

On June 27, 2019, the board of directors set our fiscal year to end on the last Sunday in December in each year, consisting of either 52 or 53 weeks. Our fiscal years ended December 29, 2019, December 30, 2018, December 31, 2017, and December 27, 2015 consisted of 52 weeks, and our fiscal year ended January 1, 2017 consisted of 53 weeks.
The following table presents IAA’s selected historical consolidated financial data. The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. Selected historical consolidated financial data for periods prior to the Separation reflects our results as historically operated as a part of KAR, and these results may not be indicative of our future performance as a stand-alone company following the Separation.

	Fiscal Years Ended
(Dollars in millions except per share amounts)	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017	December 27, 2015
Operations:
Revenues	$1,436.8	$1,326.8	$1,219.2	$1,098.0	$994.3
Net income	193.2	183.7	161.4	94.9	89.9
Net income per share (1)
Basic	1.45	1.38	1.21	0.71	0.67
Diluted	1.44	1.37	1.20	0.71	0.67
Weighted average shares outstanding (1)
Basic	133.4	133.4	133.4	133.4	133.4
Diluted	134.4	134.1	134.1	134.1	134.1

(1) For all periods prior to the Separation, basic and diluted net income per share was computed using the number of shares of our stock outstanding on June 28, 2019, the Separation Date.

	As of
	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017	December 27, 2015
Financial Position:
Total assets	$2,151.2	$1,488.5	$1,434.4	$1,352.8	$1,285.1
Debt - short-term	—	456.6	456.6	456.6	456.6
Debt - long-term	1,254.7	—	—	—	—

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, as well as the “Statement Regarding Forward-Looking Statements” preceding Part I.

On June 27, 2019, the board of directors set our fiscal year to end on the last Sunday in December in each year, consisting of either 52 or 53 weeks. As used in this section, references to the “fiscal year ended December 29, 2019” or “fiscal 2019” refer to the 52-week period that began on December 31, 2018 and ended on December 29, 2019. References to the “fiscal year ended December 30, 2018” or “fiscal 2018” refer to the 52-week period that began on January 1, 2018 and ended on December 30, 2018. References to the “fiscal year ended December 31, 2017” or “fiscal 2017” refer to the 52-week period that began on January 2, 2017 and ended on December 31, 2017.
Overview
We are a leading provider of auction solutions for total loss, damaged and low-value vehicles in North America and the United Kingdom. Leveraging leading-edge technology and focusing on innovation, our unique multi-channel platform processes approximately 2.5 million total-loss, damaged and low-value vehicles annually. Headquartered near Chicago in Westchester, IL, we have approximately 3,800 talented employees. We serve a global buyer base and a full spectrum of sellers, including insurance companies, dealerships, rental car companies, fleet lease companies and charitable organizations. We offer customers a comprehensive suite of services aimed at maximizing vehicle value, reducing administrative costs, shortening selling cycle time and delivering customers the highest economic returns. Buyers have access to industry leading, innovative vehicle evaluation and bidding tools, enhancing the overall purchasing experience.
We currently operate over 200 sites across the United States, Canada and the United Kingdom, representing total acreage of approximately 7,700 gross acres. Most of our properties are leased and used primarily for auction and storage purposes.
The Separation
On February 27, 2018, KAR announced a plan to pursue the separation and spin off (“the Separation”) of its salvage auction businesses into a separate public company. On June 28, 2019 (the “Separation Date”), KAR completed the distribution of 100% of the issued and outstanding shares of common stock of IAA to the holders of record of KAR’s common stock on June 18, 2019, on a pro rata basis (the “Distribution”). Following the Separation and Distribution, IAA became an independent publicly-traded company.
Industry Trends
Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. Based on data from CCC Information Services, the percentage of claims resulting in total losses was approximately 19% in 2019, 18% in 2018 and 18% in 2017. There is no central reporting system for the salvage vehicle auction industry that tracks the number of salvage vehicle auction volumes in any given year, which makes estimating industry volumes difficult.
Fluctuations in used vehicle and commodity pricing (aluminum, steel, etc.) have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, revenue and gross profit are positively impacted. If used vehicle and commodity prices decrease, proceeds, revenue and gross profit at salvage auctions may be negatively impacted, which could adversely affect our level of profitability. The price per ton of crushed auto bodies in North America declined approximately 29% in 2019 as compared to 2018.
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
Our operating expenses consist of cost of services, selling, general and administrative and depreciation and amortization. Cost of services is comprised of payroll and related costs, subcontract services, the cost of vehicles purchased, supplies, insurance, property taxes, utilities, service contract claims, maintenance and lease expense related to the auction sites. Cost of services excludes depreciation and amortization. Selling, general and administrative expenses are comprised of payroll and related costs, sales and marketing, information technology services and professional fees.
Factors Affecting Comparability of Financial Results
Historical KAR Cost Allocations versus IAA as a Stand-alone Company:
Our historical consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The financial statements for periods prior to the Separation include certain expenses of KAR that were allocated to IAA for certain corporate functions including accounting, treasury, tax, internal audit, risk management, human resources, safety, and security, and information technology risk. These costs may not be representative of the costs IAA will incur as an independent, publicly traded company. In addition, our financial information for periods prior to the Separation does not reflect changes that IAA expects to experience as a result of IAA’s separation from KAR, including changes in IAA’s cost structure, personnel needs, tax structure, capital structure, financing and business operations. The consolidated financial statements also do not reflect the assignment of certain assets and liabilities between KAR and IAA. Consequently, the financial information included here may not necessarily reflect IAA’s financial position, results of operations and cash flows in the future or what IAA’s financial position, results of operations and cash flows would have been had IAA been an independent, publicly traded company during the periods prior to the Separation.

Debt financing:
In connection with the Separation, we entered into a credit agreement on June 28, 2019 with several banks and other financial institutions. We borrowed (i) an aggregate principal amount of $800 million under a seven-year senior secured term loan facility, and (ii) an aggregate principal of $225 million under a five-year revolving credit facility.
In connection with the Separation, on June 6, 2019, we also issued $500.0 million aggregate principal amount of 5.50% Senior Notes due 2027 (the "Notes").
We used the net proceeds from the Notes offering, together with borrowings under the term loan facility, to make a cash distribution to KAR and to pay fees and expenses related to the Separation and Distribution. We used the remaining proceeds from the term loan facility for our ongoing working capital needs and general corporate purposes.
Acquisitions:
On July 31, 2019, we acquired Decision Dynamics, Inc. ("DDI"), a leading electronic lien and title technology firm located in Lexington, South Carolina for $19.2 million which includes the fair value of contingent consideration of $2.5 million.
In December 2017, we acquired the assets of POIS, Inc. for approximately $0.9 million. POIS provides loan payoff and lien release technology with a focus on helping insurance companies settle liens faster to improve cycle time/inventory turns.
Results of Operations
Fiscal 2019 Compared to Fiscal 2018
The table below presents consolidated statements of income for the periods indicated and the dollar change and percentage change between periods.

	Fiscal Years Ended		Change
(Dollars in millions except per share amounts)	December 29, 2019	December 30, 2018	$	%
Revenues	$1,436.8	$1,326.8	$110.0	8.3%
Cost of services*	888.2	821.2	67.0	8.2%
Gross profit*	548.6	505.6	43.0	8.5%
Selling, general and administrative	142.4	123.8	18.6	15.0%
Depreciation and amortization	88.4	97.4	(9.0)	(9.2)%
Operating profit	317.8	284.4	33.4	11.7%
Interest expense	55.7	38.7	17.0	43.9%
Other income, net	(0.1)	(0.5)	0.4	(80.0)%
Income before income taxes	262.2	246.2	16.0	6.5%
Income taxes	69.0	62.5	6.5	10.4%
Net income	$193.2	$183.7	$9.5	5.2%
Net income per share
Basic	$1.45	$1.38	$0.07	5.1%
Diluted	$1.44	$1.37	$0.07	5.1%
* Exclusive of depreciation and amortization
Revenues

	Fiscal Years Ended		Change
(Dollars in millions)	December 29, 2019	December 30, 2018	$	%
United States	$1,266.1	$1,185.1	$81.0	6.8%
International	170.7	141.7	29.0	20.5%
Total revenues	$1,436.8	$1,326.8	$110.0	8.3%
Revenues for fiscal 2019 increased by $110.0 million as compared to fiscal 2018 primarily due to increased volumes of approximately 3%, and an increase in revenue per vehicle sold of approximately 5%.

United States revenues increased $81.0 million due to an increase in volume of 2%, an increase in revenue per vehicle sold of 4%, additional revenues from the DDI acquisition of $4.3 million, and a non-cash adjustment of $3.6 million relating to certain revenue agreements.
International revenues increased $29.0 million primarily due to an increase in volume of 12%, including a higher mix of purchased vehicles, and an increase in revenue per unit of 11%, partially offset by an unfavorable foreign currency impact of $4.9 million.

Gross profit

	Fiscal Years Ended		Change
(Dollars in millions)	December 29, 2019	December 30, 2018	$	%
United States	$497.7	$458.2	$39.5	8.6%
International	50.9	47.4	3.5	7.4%
Total gross profit	$548.6	$505.6	$43.0	8.5%
Gross profit is defined as total consolidated revenues minus cost of services and excludes depreciation and amortization.

United States gross profit increased $39.5 million as compared to fiscal 2018 primarily due to the increase in revenues discussed above; partially offset by an increase in our cost of services due to higher volume and an increase in the cost of transportation, reconditioning and processing, labor and occupancy costs.

International gross profit increased $3.5 million as compared to fiscal 2018 mainly due to the increase in revenues discussed above; partially offset by an increase in our cost of services for vehicles sold due to higher volume, higher mix of purchased vehicles and an increase in transportation costs.

Selling, General and Administrative

	Fiscal Years Ended		Change
(Dollars in millions)	December 29, 2019	December 30, 2018	$	%
United States	$131.3	$111.9	$19.4	17.3%
International	11.1	11.9	(0.8)	(6.7)%
Total selling, general and administrative expenses	$142.4	$123.8	$18.6	15.0%

United States selling, general and administrative expenses for fiscal 2019 increased $19.4 million as compared to fiscal 2018 due to higher employee and severance related costs of $9.9 million, increases in costs related to being a standalone public company due to our spin-off from KAR of $3.5 million, professional services of $1.8 million, additional costs related to the acquisition and integration of DDI of $1.5 million, and higher software maintenance amortization of $1.3 million.

International selling, general and administrative expenses for fiscal 2019 decreased $0.8 million as compared to fiscal 2018 mainly due to a recovery of $0.9 million of the previously reserved accounts receivable.

Depreciation and Amortization

	Fiscal Years Ended		Change
(Dollars in millions)	December 29, 2019	December 30, 2018	$	%
United States	$81.8	$90.5	$(8.7)	(9.6)%
International	6.6	6.9	(0.3)	(4.3)%
Total depreciation and amortization	$88.4	$97.4	$(9.0)	(9.2)%
Depreciation and amortization decreased $9.0 million as compared to fiscal 2018 primarily due to the derecognition of fixed assets associated with certain sale leaseback transactions related to the adoption of Topic 842 in the first quarter of 2019. See Note 1 - Basis of Presentation and Nature of Operations in the notes to consolidated financial statements for additional information.

Interest Expense. Interest expense for fiscal 2019 increased $17.0 million as compared to fiscal 2018 due to a higher debt balance since the Separation Date.
Income Taxes. The effective tax rate for fiscal 2019 was 26.3% as compared to 25.4% for fiscal 2018. Fiscal 2019 effective tax rate was negatively impacted by 0.9% primarily due to adjustments of $0.6 million to our deferred taxes related to our spin-off from KAR and other discrete items.

Fiscal 2018 Compared to Fiscal 2017
The table below presents consolidated statements of income for the periods indicated and the dollar change and percentage change between periods.

	Fiscal Years Ended		Change
(Dollars in millions except per share amounts)	December 30, 2018	December 31, 2017	$	%
Revenues	$1,326.8	$1,219.2	$107.6	8.8%
Cost of services*	821.2	778.1	43.1	5.5%
Gross profit*	505.6	441.1	64.5	14.6%
Selling, general and administrative	123.8	113.3	10.5	9.3%
Depreciation and amortization	97.4	93.1	4.3	4.6%
Operating profit	284.4	234.7	49.7	21.2%
Interest expense	38.7	38.6	0.1	0.3%
Other income, net	(0.5)	(0.9)	0.4	(44.4)%
Income before income taxes	246.2	197.0	49.2	25.0%
Income taxes	62.5	35.6	26.9	75.6%
Net income	$183.7	$161.4	$22.3	13.8%
Net income per share
Basic	$1.45	$1.38	$0.07	5.1%
Diluted	$1.44	$1.37	$0.07	5.1%
* Exclusive of depreciation and amortization
Revenue

	Fiscal Years Ended		Change
(Dollars in millions)	December 30, 2018	December 31, 2017	$	%
United States	$1,185.1	$1,098.0	$87.1	7.9%
International	141.7	121.2	20.5	16.9%
Total revenues	$1,326.8	$1,219.2	$107.6	8.8%
Revenues for fiscal 2018 increased $107.6 million as compared to fiscal 2017. The increase in revenue was due to an increase in vehicles sold of approximately 5%, an increase in revenue per vehicle sold of 4%, and a favorable currency impact of $1.3 million.
United States revenue increased $87.1 million as compared to fiscal 2017. The increase in revenue was due to an increase in vehicles sold of approximately 4% and an increase in revenue per vehicle sold of 3%.
International revenue increased $20.5 million as compared to fiscal 2017. The increase in revenue was due to an increase in vehicles sold of approximately 8%, an increase in revenue per vehicle sold of 7%, and a favorable currency impact of $1.3 million.

Gross profit

	Fiscal Years Ended		Change
(Dollars in millions)	December 30, 2018	December 31, 2017	$	%
United States	$458.2	$403.4	$54.8	13.6%
International	47.4	37.7	9.7	25.7%
Total gross profit	$505.6	$441.1	$64.5	14.6%

United States gross profit for fiscal 2018 increased $54.8 million as compared to fiscal 2017 primarily due to the higher revenues discussed above; partially offset by higher cost of services related to increase in volume of vehicles sold and costs related to catastrophic events.

International gross profit for fiscal 2018 increased $9.7 million as compared to fiscal 2017 primarily due to the higher revenues discussed above and fewer vehicles sold under purchase contracts in fiscal 2018; partially offset by higher cost of services related to increase in volume of vehicles sold and higher transportation costs.
Selling, General and Administrative

	Fiscal Years Ended		Change
(Dollars in millions)	December 30, 2018	December 31, 2017	$	%
United States	$111.9	$103.2	$8.7	8.4%
International	11.9	10.1	1.8	17.8%
Total selling, general and administrative expenses	$123.8	$113.3	$10.5	9.3%
United States selling, general and administrative expenses for fiscal 2018 increased $8.7 million as compared to fiscal 2017 mainly due to higher employee related costs of $4.2 million, professional fees related to the Separation of $2.8 million, and bad debt expense of $0.9 million.
International selling, general and administrative expenses for fiscal 2019 increased $1.8 million as compared to fiscal 2017 primarily due to bad debt expense of $0.7 million, and employee related costs of $0.6 million.
Depreciation and Amortization

	Fiscal Years Ended		Change
(Dollars in millions)	December 30, 2018	December 31, 2017	$	%
United States	$90.5	$86.9	$3.6	4.1%
International	6.9	6.2	0.7	11.3%
Total depreciation and amortization	$97.4	$93.1	$4.3	4.6%
Depreciation and amortization for fiscal 2018 increased $4.3 million as compared to fiscal 2017. This increase was primarily the result of certain assets placed in service during fiscal 2018 in both segments.
Income Taxes. The effective tax rate for fiscal 2018 was 25.4% as compared to 18.1% for fiscal 2017. The effective rate of fiscal 2018 was favorably impacted by a reduction of the US federal corporate income tax rate as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The effective tax rate for fiscal 2017 was impacted by a $37.0 million of tax benefit related to the remeasurement of deferred tax assets and liabilities and $2.2 million of expense associated with a one-time deemed repatriation transition tax on the accumulated unrepatriated and untaxed earnings of our foreign subsidiaries as a result of the TCJA.

LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations and working capital. Prior to the Separation, we transferred the cash flow generated by our operations to KAR to support its overall cash management strategy. Cash was transferred daily, based on our balances, to centralized accounts maintained by KAR. As cash was disbursed or received by KAR, it was recognized through Net Parent Investment on our balance sheets, statements of cash flows and statements of stockholders' (deficit) equity.

On the Separation Date, our capital structure and sources of liquidity changed significantly. We no longer participate in cash management and funding arrangements with KAR. Subsequent to the Separation Date, our principal source of liquidity consists of cash generated by operations, and our Revolving Credit Facility (as defined below) provides another source of liquidity as needed. Our internally generated cash flow will be used to invest in new products and services, fund capital expenditures and working capital requirements, and is expected to be adequate to service any future debt, and fund future acquisitions, if any. Our ability to fund these capital needs will depend on our ongoing ability to generate cash from operations and to access borrowings under our Revolving Credit Facility and the capital markets. We believe that our cash on hand, future cash from operations, borrowings available under our Revolving Credit Facility and access to the debt and capital markets will provide adequate resources to fund our operating and financing needs for at least the next twelve months.
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
Approximately $13.9 million of available cash was held by our foreign subsidiaries at December 29, 2019. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and foreign withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
Summary of Cash Flows

	Fiscal Years Ended			Change
(Dollars in millions)	December 29, 2019	December 30, 2018	December 31, 2017	2019 vs. 2018	2018 vs. 2017
Net cash provided by (used by):
Operating activities	$271.2	$278.2	$201.3	$(7.0)	$76.9
Investing activities	(84.9)	(66.1)	(55.1)	(18.8)	(11.0)
Financing activities	(182.8)	(195.1)	(155.8)	12.3	(39.3)
Effect of exchange rate on cash	(4.7)	(1.8)	0.9	(2.9)	(2.7)
Net increase in cash, cash equivalents and restricted cash	$(1.2)	$15.2	$(8.7)	$(16.4)	$23.9
Fiscal 2019 compared to Fiscal 2018
Net cash flow provided by operating activities in fiscal 2019 decreased by $7.0 million as compared to fiscal 2018. The decrease in operating cash flow was primarily attributable to changes in operating assets as a result of the timing of collections from customers and other parties, as well as a net decrease in non-cash item adjustments, partially offset by increased profitability.
Net cash used by investing activities was $84.9 million for fiscal 2019 as compared to $66.1 million for fiscal 2018. The increase in net cash used by investing activities was primarily due to the acquisition of DDI in the third quarter of fiscal 2019.
Net cash used by financing activities was $182.8 million in fiscal 2019 as compared to $195.1 million in fiscal 2018. The decrease in net cash used by financing activities was primarily attributable to net proceeds from the Notes offering and our Term Loan Facility (as defined below), partially offset by dividends and distributions paid to KAR prior to and at the time of the Separation and a decrease in bank overdrafts during fiscal 2019 as a result of timing of disbursements of to our vendors.

Fiscal 2018 compared to Fiscal 2017

Cash flow provided by operating activities was $278.2 million for fiscal 2018 as compared to $201.3 million for fiscal 2017. The increase in operating cash flow was primarily attributable to increased profitability adjusted for non-cash items and changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends.
Net cash used by investing activities was $66.1 million for fiscal 2018 as compared to $55.1 million for fiscal 2017. The increase in net cash used by investing activities was primarily attributable to an increase in cash used for capital expenditures.
Net cash used by financing activities was $195.1 million in fiscal 2018 as compared to $155.8 million in fiscal 2017. The increase in net cash used by financing activities was primarily attributable to an increase in cash deemed to be remitted to KAR.
Our Outstanding Indebtedness

In connection with the Separation, on June 28, 2019 we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto from time to time (the “Credit Agreement”), which provides for, among other things, a seven year senior secured term loan facility in an aggregate principal amount of $800 million (the “Term Loan Facility”) and a five year revolving credit facility in an aggregate principal amount of $225 million (the “Revolving Credit Facility”). The Revolving Credit Facility also includes a $50 million sub-limit for issuance of letters of credit and a $50 million sublimit for swing line loans, which can be borrowed on same-day notice. As of December 29, 2019, no amounts were outstanding under the Revolving Credit Facility. We were in compliance with the covenants in the Credit Agreement at December 29, 2019. See Note 10 - Debt in the notes to consolidated financial statements for additional information.

During the third quarter of fiscal 2019, the Company repaid $12 million of its Term Loan Facility, consisting of $2 million required principal payment and a $10 million optional principal pre-payment. During the fourth quarter of fiscal 2019, the Company made an optional principal pre-payment of $10 million on its Term Loan Facility. As of December 29, 2019, $778 million was outstanding under the Term Loan Facility.

On June 6, 2019, we issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027. We must pay interest on the Notes in cash on June 15 and December 15 of each year at a rate of 5.500% per annum, with the first interest payment date being December 15, 2019. The Notes will mature on June 15, 2027. The net proceeds from the Notes offering, together with borrowings under our prior senior credit facility, were used to make a cash distribution to KAR and to pay fees and expenses related to the Separation. We were in compliance with the covenants in the indenture governing the Notes at December 29, 2019. See Note 10 - Debt in the notes to consolidated financial statements for additional information.

Prior to the Separation Date, we had intercompany debt with KAR totaling $456.6 million. This debt, which was eliminated on the Separation Date, was comprised of three promissory notes, payable on demand, with a weighted average interest rate of 8.27%.
Capital Expenditures
Capital expenditures for the years ended December 29, 2019 and December 30, 2018, were $68.5 million and $66.7 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Approximately half of our 2019 capital expenditures related to technology-based investments, including improvements in information technology systems and infrastructure. Other capital expenditures were primarily attributable to improvements and expansion at our facilities. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Contractual Obligations
The table below sets forth a summary of our contractual obligations as of December 29, 2019. Some of the figures included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table. The following summarizes our contractual cash obligations as of December 29, 2019 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	More than 5 Years
Debt
Term Loan Facility	$778.0	$—	$16.0	$14.0	$748.0
Notes	500.0	—	—	—	500.0
Interest payments relating to debt (a)	404.0	58.5	117.1	115.3	113.1
Operating lease obligations (b)	1,087.8	110.4	197.7	165.9	613.8
Finance lease obligations (c)	26.4	13.0	10.8	2.6	—
Tax liabilities (d)	3.0	0.7	1.4	0.9	—
Acquisition related contingent liabilities	3.6	1.5	2.1	—	—
Total contractual cash obligations	$2,802.8	$184.1	$345.1	$298.7	$1,974.9
________________________________________

(a)
Interest payments on long-term debt are projected based on the contractual rates of the debt securities. Interest rates for the variable rate term debt instruments were held constant at rates as of December 29, 2019.

(b)
Operating leases are entered into in the normal course of business. We lease most of our auction facilities, as well as other property and equipment under operating leases. Some lease agreements contain options to renew the lease or purchase the leased property. The amounts include the interest portion of the operating leases. Future operating lease obligations would change if the renewal options were exercised and/or if we entered into additional operating lease agreements.

(c)
We have entered into finance leases for furniture, fixtures, equipment and software. The amounts include the interest portion of the finance leases. Future finance lease obligations would change if we entered into additional finance lease agreements.

(d)	Related to unrecognized tax benefits recorded under Accounting Standards Codification ("ASC") Topic 740, Income Taxes.
Critical Accounting Estimates
In preparing the financial statements in accordance with U.S. generally accepted accounting principles, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from those estimates. Accounting measurements that management believes are most critical to the reported results of our operations and financial condition include: (1) business combinations; (2) goodwill and other intangible assets; and (3) legal proceedings and other loss contingencies.
In addition to the critical accounting estimates, there are other items used in the preparation of the consolidated financial statements that require estimation, but are not deemed critical. Changes in estimates used in these and other items could have a material impact on our financial statements.
We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. In addition, our most significant accounting policies are discussed in Note 2 - Summary of Significant Accounting Policies and elsewhere in the notes to consolidated financial statements for additional information.
Business Combinations
When we acquire businesses, we estimate and recognize the fair values of tangible assets acquired, liabilities assumed, identifiable intangible assets acquired, and contingent consideration, if any. The excess of the purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. The purchase accounting process requires management to make significant estimates and assumptions in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets and contingent consideration.

Critical estimates are often developed using valuation models that are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, growth rates, the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which could affect the accuracy or validity of such estimates. Depending on the facts and circumstances, we may engage an independent valuation expert to assist in valuing significant assets and liabilities.
Goodwill and Other Intangible Assets
We assess goodwill for impairment annually during the fourth quarter or more frequently when events or changes in circumstances indicate that impairment may exist. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results; significant negative industry or economic trends; and our market valuation relative to our book value. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that a reporting unit’s fair value is not more likely than not greater than its carrying value, then we calculate the estimated fair value of the reporting unit using discounted cash flows and market approaches.
When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for a reporting unit in a given year is influenced by a number of factors, including the size of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of a reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and apply judgment when estimating future cash flows and earnings, including projected revenue growth and operating expenses related to existing businesses, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate based on the estimated cost of capital that reflects the risk profile of the related business. Estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives and changes in economic conditions. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approach are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies. In 2019, we performed a qualitative impairment assessment for our reporting units. Based on our goodwill assessments, the Company has not identified a reporting unit for which the goodwill was impaired in 2019, 2018 or 2017.
As with goodwill, we assess indefinite-lived tradenames for impairment annually during the fourth quarter or more frequently when events or changes in circumstances indicate that impairment may exist. When assessing indefinite-lived tradenames for impairment using a qualitative assessment, we evaluate if changes in events or circumstances have occurred that indicate that impairment may exist. If we do not perform a qualitative impairment assessment or if changes in events and circumstances indicate that a quantitative assessment should be performed, management is required to calculate the fair value of the tradename asset group. The fair value calculation includes estimates of revenue growth, which are based on past performance and internal projections for the tradename asset group's forecasted growth, and royalty rates, which are adjusted for our particular facts and circumstances. The discount rate is selected based on the estimated cost of capital that reflects the risk profile of the related business. These estimates are highly subjective, and our ability to achieve the forecasted cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies.
We review other intangible assets for possible impairment whenever circumstances indicate that their carrying amount may not be recoverable. If it is determined that the carrying amount of an other intangible asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, we would recognize a loss to the extent that the carrying amount exceeds the fair value of the asset. Management judgment is involved in both deciding if testing for recovery is necessary and in estimating undiscounted cash flows. Our impairment analysis is based on the current business strategy, expected growth rates and estimated future economic conditions.
Legal Proceedings and Other Loss Contingencies
We are subject to the possibility of various legal proceedings and other loss contingencies, many involving litigation incidental to the business and a variety of environmental laws and regulations. Litigation and other loss contingencies are subject to inherent uncertainties and the outcomes of such matters are often very difficult to predict and generally are resolved over long periods of time. We consider the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. Estimating probable losses requires the analysis of multiple possible outcomes that often are dependent on the judgment about potential actions by third parties. Contingencies are recorded in the consolidated financial statements, or otherwise disclosed, in accordance with ASC 450, Contingencies. We accrue for an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period.
Off-Balance Sheet Arrangements
As of December 29, 2019, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Exchange Act.
New Accounting Standards

Refer to Note 2 - Summary of Significant Accounting Policies in the notes to consolidated financial statements for a description of recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. A 10% change in the average Canadian exchange rate for the year ended December 29, 2019 would have impacted our net income by approximately $2.5 million. Currency exposure of our U.K. operations is not material to the results of operations. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar or British pound.
Interest Rates
Our outstanding indebtedness reflects a mix of fixed and variable rate debt and we are exposed to interest rate risk with respect to our variable rate indebtedness. As of December 29, 2019, we had outstanding $500.0 million of fixed rate debt from our outstanding Notes and $778.0 million of variable rate debt from our Term Loan Facility. The Term Loan Facility accrues interest at an adjusted LIBOR rate plus 2.25% (or at IAA’s election, Base Rate (as defined in the Credit Agreement) plus 1.25%).  Loans under the Revolving Credit Facility bear interest at an amount equal to the rate calculated based on either adjusted LIBOR or Base Rate plus an applicable margin ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans, in each case depending on our consolidated senior secured net leverage ratio (as defined in the Credit Agreement). We had no outstanding borrowings under the Revolving Credit Facility as of December 29, 2019. A 10% increase in the interest rates related to our variable rate debt based on the balance outstanding at December 29, 2019 would increase our interest expense by approximately $3.1 million annually. We may in the future manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. As of December 29, 2019, we have not entered into any swap agreements.
In addition, there is currently uncertainty around whether LIBOR will continue to exist after 2021. In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021.  Organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. If LIBOR ceases to exist, we may need to enter into an amendment to the Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If LIBOR is no longer available, if future rates based upon a successor reference rate are higher than LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
IAA, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of IAA, Inc. and subsidiaries (the Company) as of December 29, 2019 and December 30, 2018, the related consolidated statements of income, comprehensive income, stockholders’ (deficit) equity, and cash flows for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Changes in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 31, 2018, due to the adoption of Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 842, Leases, and effective January 1, 2018 changed its method of accounting for revenue due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company's auditor since 2018.
Chicago, Illinois
March 18, 2020

IAA, Inc.
Consolidated Statements of Income
(In millions, except per share data)

	Fiscal Years Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Revenues	$1,436.8	$1,326.8	$1,219.2
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	888.2	821.2	778.1
Selling, general and administrative	142.4	123.8	113.3
Depreciation and amortization	88.4	97.4	93.1
Total operating expenses	1,119.0	1,042.4	984.5
Operating profit	317.8	284.4	234.7
Interest expense, net	55.7	38.7	38.6
Other income, net	(0.1)	(0.5)	(0.9)
Income before income taxes	262.2	246.2	197.0
Income taxes	69.0	62.5	35.6
Net income	$193.2	$183.7	$161.4
Net income per share
Basic	$1.45	$1.38	$1.21
Diluted	$1.44	$1.37	$1.20
See accompanying notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Fiscal Years Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Net income	$193.2	$183.7	$161.4
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(1.9)	(1.7)	7.1
Comprehensive income	$191.3	$182.0	$168.5
See accompanying notes to consolidated financial statements

IAA, Inc.
Consolidated Balance Sheets
(In millions)

	December 29, 2019	December 30, 2018
Assets
Current assets
Cash and cash equivalents	$47.1	$48.3
Accounts receivable, net	335.9	311.0
Prepaid consigned vehicle charges	50.1	48.5
Other current assets	26.9	34.0
Total current assets	460.0	441.8
Non-current assets
Operating lease right-of-use assets, net	735.9	—
Property and equipment, net	246.9	345.2
Goodwill	541.3	530.2
Intangible assets, net	151.7	160.9
Other assets	15.4	10.4
Total non-current assets	1,691.2	1,046.7
Total assets	$2,151.2	$1,488.5

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$96.4	$129.0
Short-term right-of-use operating lease liability	68.6	—
Accrued employee benefits and compensation expenses	29.4	29.6
Other accrued expenses	49.3	44.1
Current maturities of long-term debt	—	456.6
Total current liabilities	243.7	659.3
Non-current liabilities
Long-term debt	1,254.7	—
Long-term right-of-use operating lease liability	709.5	—
Deferred income tax liabilities	63.7	63.1
Other liabilities	16.8	16.1
Deferred rent	—	186.8
Total non-current liabilities	2,044.7	266.0
Commitments and contingencies (Note 14)
Stockholders' (deficit) equity
Preferred stock, $0.01 par value: Authorized 150.0 shares and 0.0 shares; issued and outstanding: 0.0 shares and 0.0 shares, respectively	—	—
Common stock, $0.01 par value: Authorized 750.0 shares and 0.0 shares; issued and outstanding: 133.6 shares and 0.0 shares, respectively	1.3	—
Additional paid-in capital	3.5	—
Accumulated deficit	(127.1)	—
Accumulated other comprehensive loss	(14.9)	(13.0)
Net parent investment	—	576.2
Total stockholders' (deficit) equity	(137.2)	563.2
Total liabilities and stockholders' (deficit) equity	$2,151.2	$1,488.5
See accompanying notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' (Deficit) Equity
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
Balance at January 1, 2017	—	$—	$—	$—	$566.2	$(18.4)	$547.8
Net income	—	—	—	—	161.4	—	161.4
Foreign currency translation adjustments, net of tax	—	—	—	—	—	7.1	7.1
Stock-based compensation expense	—	—	—	—	3.8	—	3.8
Net transfer to parent and affiliates	—	—	—	—	(148.8)	—	(148.8)
Balance at December 31, 2017	—	—	—	—	582.6	(11.3)	571.3
Net income	—	—	—	—	183.7	—	183.7
Cumulative effect adjustment for adoption of ASC Topic 606, net of tax	—	—	—	—	(3.0)	—	(3.0)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(1.7)	(1.7)
Stock-based compensation expense	—	—	—	—	3.8	—	3.8
Net transfer to parent and affiliates	—	—	—	—	(190.9)	—	(190.9)
Balance at December 30, 2018	—	—	—	—	576.2	(13.0)	563.2
Cumulative effect adjustment for adoption of ASC Topic 842, net of tax	—	—	—	—	1.1	—	1.1
Net income	—	—	—	87.4	105.8	—	193.2
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(1.9)	(1.9)
Stock-based compensation expense	—	—	2.8	—	1.9	—	4.7
Exercise of stock options	0.2	—	1.6	—	—	—	1.6
Withholding taxes on stock-based awards	—	—	(0.9)	—	—	—	(0.9)
Reclassification of net parent investment to common stock and additional paid-in capital	133.4	1.3	—	(214.5)	213.2	—	—
Dividend paid to KAR	—	—	—	—	(1,278.0)	—	(1,278.0)
Net transfer to parent and affiliates	—	—	—	—	379.8	—	379.8
Balance at December 29, 2019	133.6	$1.3	$3.5	$(127.1)	$—	$(14.9)	$(137.2)
See accompanying notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Years Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Operating activities
Net income	$193.2	$183.7	$161.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88.4	97.4	93.1
Operating lease expense	118.3	—	—
Provision for credit losses	1.8	2.2	0.6
Deferred income taxes	0.6	(2.9)	(21.2)
Amortization of debt issuance costs	2.0	—	—
Stock-based compensation	4.7	3.8	3.8
Gain on disposal of fixed assets	(0.1)	(0.7)	(0.5)
Deferred rent	—	0.7	1.0
Changes in operating assets and liabilities, net of acquisitions:
Operating lease payments	(119.3)	—	—
Accounts receivable and other assets	(23.0)	(9.3)	(60.8)
Accounts payable and accrued expenses	4.6	3.3	23.9
Net cash provided by operating activities	271.2	278.2	201.3
Investing activities
Acquisition of businesses (net of cash acquired)	(16.7)	—	(0.9)
Purchases of property, equipment and computer software	(68.5)	(66.7)	(54.9)
Proceeds from the sale of property and equipment	0.3	0.6	0.7
Net cash used by investing activities	(84.9)	(66.1)	(55.1)
Financing activities
Net (decrease) increase in book overdrafts	(26.8)	11.7	9.9
Proceeds from debt issuance	1,305.5	—	—
Payments on long-term debt	(27.5)	—	—
Dividend paid to KAR	(1,278.0)	—	—
Net cash transfers to Parent and affiliates	(117.8)	(190.9)	(148.8)
Deferred financing costs	(25.2)	—	—
Payments on finance leases	(13.7)	(15.9)	(16.9)
Issuance of common stock under stock plans	1.6	—	—
Tax withholding payments for vested RSUs	(0.9)	—	—
Net cash used by financing activities	(182.8)	(195.1)	(155.8)
Effect of exchange rate changes on cash	(4.7)	(1.8)	0.9
Net (decrease) increase in cash and cash equivalents	(1.2)	15.2	(8.7)
Cash and cash equivalents at beginning of period	48.3	33.1	41.8
Cash and cash equivalents at end of period	$47.1	$48.3	$33.1
Cash paid for interest, net	$29.8	$0.5	$0.5
Cash paid for taxes, net	$71.8	$65.4	$56.8
See accompanying notes to consolidated financial statements

IAA, Inc.
Notes to Consolidated Financial Statements

Note 1—Basis of Presentation
Description of Business
IAA, Inc., together with its subsidiaries (collectively referred to herein as "IAA" and "the Company") is a leading provider of auction solutions for total loss, damaged and low-value vehicles in North America and the United Kingdom. The Company facilitates the marketing and sale of total loss, damaged and low-value vehicles for a full spectrum of sellers. The Company’s solutions, which are focused on a diverse set of global customers, provide buyers with the vehicles they need to, among other things, fulfill their vehicle rebuild requirements, replacement part inventory or scrap demand. The Company operates in two reportable segments: United States and International.

Separation and Distribution
On February 27, 2018, KAR Auction Services, Inc. (“KAR” or “Former Parent”), a Delaware corporation, announced a plan to pursue the separation and spin-off (the “Separation”) of its salvage auction business into a separate public company, IAA Spinco Inc. IAA Spinco Inc. was incorporated in Delaware on June 19, 2018 and was renamed IAA, Inc. on June 27, 2019. On June 28, 2019 (the "Separation Date"), KAR completed the distribution of 100% of the issued and outstanding shares of common stock of IAA to the holders of record of KAR's common stock on June 18, 2019, on a pro rata basis (the "Distribution"). On the Separation Date, each KAR common stockholder of record received one share of IAA common stock for every one share of KAR common stock held by such stockholder as of the record date. As a result of the Distribution, KAR does not retain any ownership interest in IAA. The Distribution was made pursuant to the Separation and Distribution Agreement, dated June 27, 2019 (the "Separation and Distribution Agreement"), pursuant to which KAR contributed the subsidiaries that operated the salvage auction business to IAA. The Distribution is expected to be a tax-free transaction under provisions of the Internal Revenue Code. Following the Distribution, IAA became an independent publicly-traded company and is listed on the New York Stock Exchange under the symbol “IAA.”
In connection with the Separation, on the Separation Date, the Company paid a dividend to KAR of $1,278.0 million, which included $456.6 million to settle intercompany debt and $40.9 million for certain fixed assets transferred to the Company by KAR on the Separation Date. The Company also paid KAR $117.8 million on the Separation Date to settle other intercompany accounts in connection with the Separation.
In connection with the Separation, the Company also entered into a non-compete and various other ancillary agreements to effect the Separation and provide a framework for the Company's relationship with KAR after the Separation, including a transition services agreement, a tax matters agreement and an employee matters agreement. These agreements provide for the allocation of assets, employees, liabilities and obligations attributable to periods prior to, at and after the Company’s Separation from KAR and govern certain relationships between the Company and KAR after the Separation. For further information regarding these agreements, see Note 3 - Relationship with KAR and Related Entities.

Basis of Presentation

Until the Separation Date, the Company operated as a separate reportable segment within KAR and, since the Separation Date, the Company has operated independently from KAR. The accompanying consolidated financial statements as of December 30, 2018, for the fiscal years ended December 30, 2018, and for the period from December 31, 2018, to the Separation Date, and notes related thereto have been prepared from KAR’s historical accounting records and are presented on a stand-alone basis as if IAA's operations had been conducted independently from KAR for all periods prior to the Separation Date. Accordingly, prior to the Separation Date, KAR’s net investment in these operations (Net Parent Investment) was shown in lieu of stockholder’s (deficit) equity in the consolidated financial statements. The Company’s historical results of operations, financial position and cash flows presented in the consolidated financial statements may not be indicative of what they would have been had the Company actually been a separate stand-alone entity during such periods, nor are they necessarily indicative of the Company's future results of operations, financial position and cash flows.
IAA is comprised of certain stand-alone legal entities for which discrete financial information is available. The consolidated statements of income include all revenues and costs directly attributable to IAA, including costs for functions and services used by the Company. Prior to the Separation Date, certain shared costs were directly charged to the Company by KAR based on specific identification or other allocation methods. The Company’s results of operations prior to the Separation Date also include allocations of costs for administrative functions and services performed on behalf of the Company by centralized staff groups within KAR. Current and deferred income taxes and related tax expense have been determined based on the Company's

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

stand-alone results by applying Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, to the Company’s operations in each country as if the Company was a separate taxpayer (i.e., following the separate return methodology). Allocation methodologies were applied to certain shared costs to allocate amounts to the Company as discussed further in Note 3 - Relationship with KAR and Related Entities.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of IAA and all of its wholly owned subsidiaries. Intercompany transactions and balances between consolidated IAA businesses have been eliminated. All significant intercompany transactions with KAR are deemed to have been paid in the period the cost was incurred.
Fiscal Periods
On June 27, 2019, the Company's board of directors set the fiscal year to end on the last Sunday in December in each year, consisting of either 52 or 53 weeks. Fiscal year 2019 consisted of 52 weeks and ended on December 29, 2019. Fiscal year 2018 consisted of 52 weeks and ended on December 30, 2018. Fiscal year 2017 consisted of 52 weeks and ended on December 31, 2017.
Use of Estimates
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates based in part on assumptions about current, and for some estimates, future economic and market conditions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Although the current estimates contemplate current conditions and expected future changes, as appropriate, it is reasonably possible that future conditions could differ from these estimates, which could materially affect the Company's results of operations and financial position. Among other effects, such changes could result in future impairments of goodwill, intangible assets and long-lived assets, additional allowances on accounts receivable and changes in litigation and other loss contingencies.
Reclassification
Certain amounts reported in the prior period financial statements have been reclassified to conform to the current year’s presentation. The reclassification is related to the presentation of outstanding checks of one of the Company's subsidiaries. The reclassification reduced ending fiscal 2018 cash and cash equivalents by $11.7 million, and decreased other accrued expenses by the same amount. As a result of this reclassification, certain line items have been amended in the consolidated balance sheets, statements of cash flows, and the related notes to consolidated financial statements.
Business Segments

Effective in the fourth quarter of 2019, the Company determined that it has two operating segments: United States, and International. Prior to the fourth quarter of 2019, the Company had one operating segment: United States. The Company's two operating segments represent its two reportable segments. The change from one reportable segment to two reportable segments was based on quantitative and qualitative considerations, and was a result of recent changes in the Company's organizational structure, resource allocation, and corresponding financial reporting. These segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results. See Note - 15 - Segment Information in the notes to consolidated financial statements for additional information.
Foreign Currency
The local currency is the functional currency for each of the Company's foreign entities. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the period. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the Consolidated Statements of Income within "Other income, net" and resulted in a loss of $0.2 million for the

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

year ended December 29, 2019, a loss of $0.2 million for the year ended December 30, 2018, and a gain of $0.4 million for the year ended December 31, 2017. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are included in the Consolidated Balance Sheets within "Accumulated other comprehensive loss".
Cash Equivalents
All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. These investments are valued at cost, which approximates fair value.
Accounts Receivable
Accounts receivable primarily include the unremitted purchase price of vehicles purchased by third parties at the auctions, fees to be collected from those buyers and amounts due for services provided by the Company related to certain consigned vehicles in the Company's possession, including advance charges paid on the seller's behalf. The amounts due with respect to the consigned vehicles are generally deducted from the sales proceeds upon the eventual auction or other disposition of the related vehicles. Due to the nature of the Company's business, substantially all accounts receivable are due from salvage buyers and insurance companies. The Company has possession of vehicles or vehicle titles collateralizing a significant portion of the accounts receivable.
In addition, accounts receivable at December 29, 2019 and December 31, 2018 included $30.4 million and $15.2 million, respectively, of amounts to be collected from landlords of certain leased facilities for reimbursement of leasehold improvements.
Accounts receivable are reported net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management's evaluation of the accounts receivable portfolio under current conditions, the volume of the portfolio, overall portfolio credit quality, review of specific collection issues and such other factors which in management's judgment merit recognition in estimating losses.
Prepaid Consigned Vehicle Charges

Prepaid consigned vehicle charges include the inbound tow, titling costs and enhancement charges associated with a consigned vehicle. These prepaid charges are recorded in cost of services at the date the vehicle is sold and revenue is recognized.
Other Current Assets
Other current assets consist of inventories, prepaid expenses, taxes receivable and other miscellaneous assets. The inventories, which consist of vehicles acquired under purchase agreement contracts, are accounted for on the specific identification method and are stated at the lower of cost or net realizable value.
Goodwill
Goodwill represents the excess of cost over fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment annually in the fourth quarter, or more frequently as impairment indicators arise. ASC 350, Intangibles—Goodwill and Other, permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment model. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The quantitative assessment for goodwill impairment is a two-step test. Under the first step, the fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Intangible Assets
Intangible assets generally consist of customer relationships, tradenames, computer software and non-compete agreements, which if amortized, are amortized using the straight-line method. Customer relationships are amortized over the life determined in the valuation of the particular acquisition. Tradenames with indefinite lives are not amortized. Costs incurred related to software developed or obtained for internal use are capitalized during the application development stage of software development and amortized over their estimated useful lives. The non-compete agreements are amortized over the life of the agreements. The amortization periods of finite-lived intangible assets are re-evaluated periodically when facts and circumstances indicate that revised estimates of useful lives may be warranted. Indefinite-lived tradenames are assessed for impairment, in accordance with ASC 350, annually in the fourth quarter or more frequently as impairment indicators arise. At the end of each assessment, a determination is made as to whether the tradenames still have an indefinite life.
Property and Equipment
Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method at rates intended to depreciate the costs of assets over their estimated useful lives. Upon retirement or sale of property and equipment, the cost of the disposed assets and related accumulated depreciation is removed from the accounts and any resulting gain or loss is credited or charged to selling, general and administrative expenses. Expenditures for normal repairs and maintenance are charged to expense as incurred. Additions and expenditures for improving or rebuilding existing assets that extend the useful life are capitalized. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured.
Other Assets
Other assets consist of deposits and other miscellaneous long-term assets.
Impairment of Long-Lived Assets
Management reviews right-of-use assets, property and equipment, customer relationships and other intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The determination includes evaluation of factors such as current market value, future asset utilization, business climate, and future cash flows expected to result from the use of the related assets. If the carrying amount of a long-lived asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, a loss is recognized in the period to the extent that the carrying amount exceeds the fair value of the asset. The impairment analysis is based on the Company's current business strategy, expected growth rates and estimated future economic and regulatory conditions.
Accounts Payable
Accounts payable include amounts due to sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as book overdrafts. Book overdrafts, which represent outstanding checks in excess of funds on deposit, amounted to $33.6 million and $60.4 million at December 29, 2019 and December 30, 2018, respectively.
Self-Insurance Reserves
The Company self-insures a portion of employee medical benefits, as well as a portion of its automobile, general liability and workers' compensation claims. The Company has insurance coverage that limits the exposure on individual claims. The cost of the insurance is expensed over the contract periods. Utilizing historical claims experience, the Company records an accrual for the claims related to its employee medical benefits, automobile, general liability and workers' compensation claims based upon the expected amount of all such claims, which includes the cost of claims that have been incurred but not reported. Accrued medical benefits and worker's compensation expense are recorded in "Accrued employee benefits and compensation expenses" and was $7.2 million and $6.9 million at December 29, 2019 and December 30, 2018, respectively. Accrued automobile and general liability expenses are recorded in "Other accrued expenses" and amounted to $1.2 million and $1.0 million at December 29, 2019 and December 30, 2018, respectively.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Environmental Liabilities
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in "Other accrued expenses" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties.
Unamortized Debt Issuance Costs
Debt issuance costs reflect the expenditures incurred in conjunction with the term loan facility, the revolving credit facility, and the senior notes. The debt issuance costs are amortized to interest expense using the effective interest method or the straight-line method, as applicable, over the lives of the related debt issues. Debt issuance costs are presented as a reduction from the carrying amount of the related debt liability.
Revenue Recognition
The Company adopted ASC 606 in the first quarter of 2018 using the modified retrospective transition method and recognized the cumulative effect of initially applying the new standard as a decrease of $3.0 million, net of tax, to the January 1, 2018 balance of retained earnings. Prior periods have not been retrospectively adjusted.
The Company recognizes revenue when control of the promised goods or services are transferred to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company generates its revenues from contracts with customers. The Company identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. The Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation. The Company then determines how the goods or services are transferred to the customer in order to determine the timing of revenue recognition.
The performance obligation contained within the Company's auction contracts for sellers is to facilitate the remarketing of salvage vehicles, including the inbound tow, processing, storage, titling, enhancing and sale at auction. The remarketing performance obligation is satisfied at the point in time when the vehicle is sold through the auction process. Related costs are deferred and recognized at the time of sale.
The Company's contracts with buyers are generally established via purchase at auction, subject to standard terms and conditions. These contracts contain a single performance obligation, which is satisfied at a point in time when the vehicle is purchased through the auction process. Buyers pay a registration fee to access the auctions for a one-year term in addition to the fees paid upon purchase of a vehicle. The performance obligation to provide access to the auctions, associated with the registration, is satisfied ratably over the one-year contractual term of the buyer agreement.
Most of the vehicles that are sold through auctions are consigned to the Company by the seller and held at the Company's facilities. The Company does not take title to these consigned vehicles and records only its auction fees as revenue because it has no influence on the vehicle auction selling price agreed to by the seller and the buyer at the auction. The buyer fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while the seller fees are typically fixed. The Company generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle.
There were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheets as of December 29, 2019 and December 30, 2018. For each of the Company's primary revenue streams, cash flows are consistent with the timing of revenue recognition.
For the years ended December 29, 2019 and December 30, 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Income Taxes
The Company files federal, state and foreign income tax returns in accordance with the applicable rules of each jurisdiction. The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. The provision for income taxes includes federal, foreign, state and local income taxes payable, as well as deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable amounts in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.
In accordance with ASC 740, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation under ASC 718, Compensation—Stock Compensation. The Company recognizes all stock-based compensation as expense in the financial statements over the vesting period and that cost is measured as the fair value of the award at the grant date for equity-classified awards. The Company also recognizes the impact of forfeitures as they occur and excess tax benefits and tax deficiencies related to employee stock-based compensation within income tax expense.
Customer Concentration
The auction of each salvage vehicle includes a sell fee paid by the provider and a buy fee paid by the purchaser of the vehicle. No single provider customer or buyer customer accounted for more than 10% of consolidated revenues.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and companies and limit the amount of credit exposure with any one institution. Due to the nature of business, substantially all of the Company's accounts receivable are due from vehicle dealers, salvage buyers and insurance companies. The Company has possession of vehicles or vehicle titles collateralizing a significant portion of the trade receivables. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion.
Financial Instruments
The carrying amounts of accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value because of the short-term nature of those instruments.
Net Parent Investment
Former Parent equity on the Consolidated Balance sheets represents KAR’s net investment in IAA and is presented as "Net Parent Investment" in lieu of stockholders' equity. The Consolidated Statements of Stockholders' (Deficit) Equity include net cash transfers and other property transfers between KAR and IAA. Prior to the Separation, KAR performed cash management and other treasury related functions on a centralized basis for nearly all of its legal entities, including IAA. The Net Parent Investment account includes assets and liabilities incurred by KAR on behalf of IAA, such as accrued liabilities related to corporate allocations including administrative expenses for accounting, treasury, information technology risk management, safety and security, human resources and other services. Other assets and liabilities recorded by KAR, whose related income and expenses have been pushed down to IAA, are also included in Net Parent Investment.
All intercompany transactions effected through Net Parent Investment in the accompanying Consolidated Balance Sheets were considered cash receipts and payments and are reflected in financing activities in the accompanying Consolidated Statements of Cash Flows.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

New Accounting Standards
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
The Company adopted Topic 842 in the first quarter of 2019 and, as permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements, applied the new standard at the adoption date and recognized the cumulative-effect of initially applying the new standard as an increase of $1.1 million to the opening balance of retained earnings. The cumulative-effect adjustment related to the derecognition of existing fixed assets for which the Company was determined to be the accounting owner under Topic 840 and related liabilities associated with certain sale leaseback transactions in build-to-suit arrangements that did not qualify for sale accounting under Topic 840. Depreciation related to these fixed assets was recorded consistently with owned property and equipment in depreciation expense. In accordance with Topic 842, the lease agreements associated with the derecognized fixed assets and related liabilities generated ROU assets and lease liabilities that will be amortized to lease expense over the lease term. In addition, the Company recognized additional operating liabilities of approximately $684 million with related ROU assets of approximately $641 million based on the present value of the remaining minimum rental payments for existing operating leases.
The Company determines if an arrangement is a lease at inception. Operating leases are included in “Operating lease right-of-use assets, net,” “Short-term right-of-use operating lease liability” and “Long-term right-of-use operating lease liability” in the Company's Consolidated Balance Sheets. Finance leases are included in “Property and equipment, net,” “Other accrued expenses” and “Other liabilities” in the Company's Consolidated Balance Sheets.
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments as the implicit rate within the leases is generally not determinable. The ROU assets include present value of lease payments to be made, initial direct costs incurred and prepaid lease payments and exclude lease incentives. The Company may include options to extend or terminate the lease in its determination of lease term when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For certain equipment leases, the Company accounts for the lease and non-lease components as a single lease component.
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2018-15 will have a material impact on the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-4, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by eliminating Step 2 (implied fair value measurement). Instead goodwill impairment would be measured as the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-4 will have a material impact on the consolidated financial statements.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which updates the guidance related to the measurement of credit losses on financial instruments, including trade receivables. This ASU requires the recognition of credit losses on financial instruments based on an estimate of expected losses, replacing the incurred loss model in the prior guidance. The new guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-13 will have a material impact on the consolidated financial statements.
The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on its consolidated financial statements or disclosures.

Note 3—Relationship with KAR and Related Entities

Prior to the Separation Date, the Company was managed and operated in the normal course of business with other affiliates of KAR. Accordingly, certain shared costs have been allocated to the Company and reflected as expenses in the consolidated financial statements. The Company considers the allocation methodologies used to be reasonable and appropriate reflections of historical expenses of KAR attributable to the Company for purposes of the stand-alone financial statements; however, the expenses reflected in the consolidated financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company historically operated as a separate, stand-alone entity. In addition, the expenses reflected in these consolidated financial statements may not be indicative of expenses that will be incurred in the future by the Company.
Transactions between KAR and the Company, with the exception of purchase transactions and reimbursements for payments made to third-party service providers by KAR on the Company's behalf, are reflected in equity in the 2018 Consolidated Balance Sheets as “Net Parent Investment” and in the 2019, 2018 and 2017 Consolidated Statements of Cash Flows as a financing activity in “Net transfers to parent and affiliates.”
Corporate Costs/Allocations
These consolidated financial statements include corporate costs incurred by KAR for services that were provided to or on behalf of the Company. These costs consist of allocated cost pools and identifiable costs. Corporate costs were directly charged to, or allocated to, the Company using methods management believes are consistent and reasonable. The identifiable costs were recorded based on dedicated employee assignments. The method for allocating corporate function costs was based on various proportionate formulas involving allocation factors. The methods for allocating corporate administration costs were based on revenue, headcount or the proportion of related expenses. However, the expenses reflected in these consolidated financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if IAA historically operated as a separate, stand-alone entity. All corporate charges and allocations have been deemed paid to KAR in the period in which the cost was recorded in the Consolidated Statements of Income.
Allocated corporate costs included in selling, general and administrative expenses were $2.8 million, $9.5 million, and $6.2 million for fiscal years 2019, 2018, and 2017, respectively. The allocated corporate costs were associated with human resources, risk management, information technology and certain finance and other functions.
After the Separation Date, the Company is invoiced for services provided by KAR under the transition services agreement described below and, therefore, will no longer reflect these allocations in the Consolidated Statements of Income. Costs incurred related to the transition services agreement are recorded in selling, general, and administrative expenses.
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

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Transactions with Other KAR Businesses
The Company purchases goods and services from KAR’s other businesses. The cost of products and services obtained from these other businesses were $1.0 million, $2.3 million and $2.3 million for fiscal years 2019, 2018, and 2017, respectively.
Non-Compete Agreement
Pursuant to the Separation and Distribution Agreement, the Company agreed not to compete with KAR in certain non-salvage activities for a period of five years following the Separation Date in certain jurisdictions, subject to certain exceptions. The Company is expressly permitted to continue to conduct its salvage auction business as conducted immediately prior to the Separation Date. The exceptions also permit the Company to conduct certain non-salvage business, in some cases subject to a revenue sharing mechanism in the event such business exceeds specified volume limits or other thresholds.
Transition Services Agreement
Under the transition services agreement, KAR and its subsidiaries provide, on an interim, transitional basis, various services to the Company for a period of up to two years from the Separation Date. The services provided include information technology, accounts payable, payroll, and other financial functions and administrative services. From time to time, the Company may provide similar services to KAR under the transition services agreement.
Tax Matters Agreement
The tax matters agreement generally governs the Company's and KAR’s respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Separation, the Distribution or certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes for any tax period ending on or before the Separation Date, as well as tax periods beginning after the date of the Distribution.
In addition, the tax matters agreement imposes certain restrictions on the Company and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) designed to preserve the tax-free status of the Separation, the Distribution and certain related transactions. The tax matters agreement also provides special rules that allocate tax liabilities in the event the Separation, the Distribution, or certain related transactions fail to qualify as tax-free for U.S. federal income tax purposes.
Employee Matters Agreement
The employee matters agreement allocated liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs and other related matters. The employee matters agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of each company. The employee matters agreement provides that, unless otherwise specified, KAR will be responsible for liabilities associated with employees who are employed by KAR following the Separation, former employees whose last employment was with the KAR businesses and certain specified current and former corporate employees, and the Company is responsible for liabilities associated with employees who are employed by it following the Separation, former employees whose last employment was with the Company's businesses and certain specified current and former corporate employees.
Note 4—Acquisitions
2019 Acquisitions
On July 31, 2019, the Company acquired Decision Dynamics, Inc. ("DDI"), a leading electronic lien and title technology firm located in Lexington, South Carolina. The Company acquired all of the outstanding equity of DDI pursuant to a stock purchase agreement, which contains customary representations, warranties, covenants and indemnities by the sellers and the Company. The acquisition date fair value of the total consideration transferred was $19.2 million, which consists of an initial cash price of $16.7 million, net of cash acquired of $0.3 million, and the fair value of contingent consideration of $2.5 million which is payable upon achievement of certain performance targets over three years.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

The purchase price for this acquisition was provisionally allocated to the acquired intangibles assets and other net liabilities based on their estimated fair values of $10.3 million and $0.6 million, respectively. The excess of the purchase price consideration over the estimated fair value of the acquired net assets of $9.5 million was allocated to goodwill.
The intangible assets acquired primarily related to customer relationships, developed technology and tradename, which will be amortized over a weighted average-useful life of approximately 12 years. The goodwill recognized from this acquisition reflects expected synergies resulting from adding DDI products and processes to the Company's products and processes. The acquired goodwill is allocated to the United States segment and is deductible for tax purpose.
The fair value estimate of assets acquired and liabilities assumed are pending completion of the finalization of valuations and final review by the Company's management. These estimates and assumptions are subject to change within the measurement period not to exceed one year, if additional information, which existed as of the acquisition date, becomes known to the Company before the fair values are finalized. Accordingly, there could be material adjustments to the consolidated financial statements.
Annual revenue for DDI was approximately $8.3 million in the twelve months prior to acquisition. The results of DDI are included in the Company's financial statements from the date of acquisition. The pro forma effects of this acquisition are not significant to the Company's reported results for any periods presented. Accordingly, no pro forma financial statements have been presented herein.
For fiscal 2019, the Company incurred costs of $0.2 million in connection with the DDI acquisition which is included in the Consolidated Statements of Income within "Selling, general and administrative" line.
2017 Acquisitions
In December 2017, IAA acquired the assets of POIS, Inc. for approximately $0.9 million. POIS provides loan payoff and lien release technology with a focus on helping insurance companies settle liens faster to improve cycle time/inventory turns. The purchased assets included software, which is being amortized over its expected useful life. Financial results for the acquisition have been included in the Company's consolidated financial statements from the date of acquisition. The financial impact of this acquisition, including pro forma financial results, was not significant to IAA’s consolidated results for any periods presented.
Note 5—Stock and Stock-Based Compensation Plans
Prior to the Separation, KAR issued equity awards from time to time to select employees and non-employee directors of IAA. Subsequent to the Separation, IAA created its own equity plan - the 2019 Omnibus Stock and Incentive Plan (as amended, the "2019 OSIP"), as described below under 2019 Omnibus Stock and Incentive Plan.
The employee matters agreement required that the outstanding KAR equity awards held by IAA employees and non-employee directors be converted into adjusted awards of IAA pursuant to the 2019 OSIP. The awards were adjusted based on the following principles:

•	For each award recipient, the intent was to maintain the economic value of those awards before and after the Separation Date; and

•
The terms of the equity awards, such as the vesting schedule, will generally continue unchanged, except that the performance criteria for certain performance-based restricted stock units ("PRSUs") granted in 2019 will be subject to adjusted performance criteria and such PRSUs will be converted into time-based restricted stock units with two-year cliff vesting, if adjusted performance criteria are met.

2019 Omnibus Stock and Incentive Plan
On June 27, 2019, the Company's board of directors approved the 2019 OSIP. The purpose of the 2019 OSIP is to provide an additional incentive to selected management employees, directors, independent contractors, and consultants of the Company whose contributions are essential to the growth and success of the Company, in order to strengthen the commitment of such persons, motivate such persons to faithfully and diligently perform their responsibilities and attract and retain competent and dedicated persons whose efforts will result in the long-term growth and profitability for the Company.
Benefits granted under the 2019 OSIP may be granted in any one or a combination of (i) options to purchase IAA common stock; (ii) IAA share appreciation rights (“SARs”); (iii) restricted shares of IAA common stock; (iv) other IAA stock-based awards; or (v) other cash-based awards. Options, restricted shares and other share-based awards or cash awards may constitute performance-based awards. The granting or vesting of any performance-based awards will be based on achievement of

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

performance objectives that are based on one or more business criteria, with respect to one or more business units or IAA and its subsidiaries as a whole. Such business criteria may be adjusted to account for unusual or infrequently occurring items or changes in accounting.
Participants include any employee, director, independent contractor or consultant of IAA or any affiliate of IAA selected to receive awards under the 2019 OSIP, and, upon his or her death, his or her successors, heirs, executors and administrators, as the case may be. As of December 29, 2019, the number of common shares reserved and available for awards under the 2019 OSIP is 4,897,256 shares, subject to adjustment made in accordance with the 2019 OSIP. Upon the occurrence of certain corporate events that affect the common stock, including but not limited to extraordinary cash dividend, stock split, reorganization or other relevant changes in capitalization, appropriate adjustments may be made with respect to the number of shares available for grants under the 2019 OSIP, the number of shares covered by outstanding awards and the maximum number of shares that may be granted to any participant.
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
The following table summarizes the Company's stock-based compensation expense by type of award granted under both the KAR and IAA plans (in millions):

	Fiscal Years Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Performance-based Restricted Stock Units	$0.4	$—	$—
Restricted Stock Units and Awards	3.9	3.7	3.6
Stock Options	0.4	0.1	0.2
Total stock-based compensation expense	$4.7	$3.8	$3.8

As of December 29, 2019, an estimated $8.5 million of unrecognized expense related to non-vested awards under both KAR and IAA plans that is expected to be recognized over a weighted average term of approximately 1.7 years.
Performance-based Restricted Stock Units (PRSU)
The PRSUs granted to certain executive officers and management of the Company vest at the end of a three-year performance period if and to the extent that the Company's three years cumulative operating adjusted net income per share attains certain specified goals. The following table summarizes the Company's PRSU activity:

Performance-based Restricted Stock Units*	Awards	Weighted Average Grant Date Fair Value
Outstanding at June 28, 2019 (converted from KAR in connection with the Separation)	281,320	$29.27
Vested	(4,320)	29.18
Forfeited	(15,000)	29.23
Outstanding at the end of fiscal year	262,000	29.31
* IAA awards, including those held by KAR employees
The fair value of shares that vested during fiscal 2019 was $0.1 million.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Restricted Stock Units (RSU)
The RSUs granted by the Company to certain executive officers and management of the Company are contingent upon continued employment and generally vest in three equal annual installments. The following table summarizes the Company's RSU activity:

Restricted Stock Units*	Awards	Weighted Average Grant Date Fair Value
Outstanding at June 28, 2019 (converted from KAR in connection with the Separation)	1,059,180	$30.57
Granted	19,430	44.85
Vested	(42,845)	29.56
Forfeited	(48,145)	30.74
Outstanding at December 29, 2019	987,620	30.88
* IAA awards, including those held by KAR employees
The fair value of shares that vested during fiscal 2019 was $1.3 million.
Restricted Stock Awards (RSA)
The RSAs granted by the Company to non-employee directors vest in four equal installments over a one year vesting term. The following table summarizes the Company's RSA activity:

Restricted Stock Awards	Awards	Weighted Average Grant Date Fair Value
Outstanding at June 28, 2019 (converted from KAR in connection with the Separation)	—	$—
Granted	13,840	46.97
Vested	(3,460)	46.97
Outstanding at December 29, 2019	10,380	46.97
The fair value of shares that vested during fiscal 2019 was $0.2 million.
Stock Options
The following table summarizes stock option activity:

Stock Options *	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Average Intrinsic Value (in millions)
Outstanding at June 28, 2019 (converted from KAR in connection with the Separation)	812,791	$15.01
Granted	189,237	46.97
Exercised	(100,454)	16.42
Canceled/Expired	(563)	17.11
Outstanding at December 29, 2019	901,011	21.57	4.6	$22.9

Exercisable at December 29, 2019	711,774	14.81	3.3	$22.9
* IAA awards, including those held by KAR employees.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

The grant date fair value of stock options granted to certain employees during fiscal 2019 was $13.76 per option. The fair value of each option was estimated on the grant date using Black-Scholes Merton option pricing model. Assumptions included in that model were following: stock price at date of grant of $46.97; 3 years graded vesting period; term of 10 years; risk-free interest rate of 1.88%; volatility of 26% based on peer public companies; expected life of 6 years; and a dividend yield of 0%.
The total intrinsic value of service options exercised during the fiscal years ended December 29, 2019 was $2.8 million.
Employee Stock Purchase Plan
The Company adopted the IAA, Inc. Employee Stock Purchase Plan ("ESPP") on August 1, 2019. The ESPP is designed to provide an incentive to attract, retain and reward eligible employees and is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. A maximum of 1,000,000 shares of the Company's common stock have been reserved for issuance under the ESPP, of which 989,496 shares remained available for future purchases as of December 29, 2019. The ESPP provides for one month offering periods with a 15% discount from the fair market value of the Company's share on the date of purchase. A participant's annual contribution to the ESPP may not exceed $25,000 per year. Unless terminated earlier, the ESPP will terminate on December 31, 2028. In accordance with ASC 718, Compensation—Stock Compensation, the entire 15% purchase discount is recorded as compensation expense in the period of purchase. The Company's stock purchased through the ESPP is considered outstanding and is included in the weighted-average outstanding shares for purposes of computing basic and diluted earnings per share. Prior to the adoption of the ESPP, eligible employees participated in KAR's employee stock purchase plan which also provided for one month offering periods with a 15% discount from the fair market value of KAR's share on the date of purchase. Stock-based compensation expense recorded during the fiscal years ended 2019, 2018 and 2017, in connection with the compensatory elements of the Company's and KAR's employee stock purchase plan, was not significant.
Note 6—Net Income Per Share
Basic net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to the Company's stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.
For periods prior to the Separation, the weighted average common shares outstanding as of June 28, 2019, the Separation Date, was assumed to be outstanding as of the beginning of each period presented prior to the Separation in the calculation of basic weighted average shares. In addition, for the dilutive weighted average shares calculations, the dilutive securities as of June 28, 2019 were assumed to be outstanding at each of the periods presented prior to the Separation.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the components of basic and diluted net income per share (in millions except per share amounts):

	Fiscal Years Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Net income	$193.2	$183.7	$161.4

Weighted average common shares outstanding:
Basic	133.4	133.4	133.4
Effect of dilutive stock options and restricted stock awards	1.0	0.7	0.7
Diluted	134.4	134.1	134.1

Net income per share:
Basic	$1.45	$1.38	$1.21
Diluted	$1.44	$1.37	$1.20
The weighted number of shares outstanding used in the calculation of diluted earnings per share does not included the effect of the following anti-dilutive securities:

	Fiscal Years Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Stock-based awards	0.2	0.8	0.8
Note 7—Allowance for Doubtful Accounts
The following is a summary of changes in the allowance for doubtful accounts related to accounts receivable (in millions):

	Fiscal Years Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Allowance for Doubtful Accounts
Balance at beginning of period	$3.3	$2.1	$2.0
Provision for credit losses	1.8	2.2	0.6
Less net charge-offs	(0.9)	(1.0)	(0.5)
Balance at end of period	$4.2	$3.3	$2.1
Recoveries of accounts receivable were netted with charge-offs, as they were not material. Changes in exchange rates did not have a material effect on the allowance for doubtful accounts.
Note 8—Goodwill and Other Intangible Assets
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. Changes in goodwill were as follows (in millions):

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

	United States	International	Total
Balance at December 31, 2017	$486.5	$47.1	$533.6
Currency translation adjustments	—	(3.4)	(3.4)
Balance at December 30, 2018	$486.5	$43.7	$530.2
Increase for acquisition activity (Note 4)	9.5	—	9.5
Currency translation adjustments	—	1.6	1.6
Balance at December 29, 2019	$496.0	$45.3	$541.3
Components of intangible assets, net were as follows (in millions):

		December 29, 2019			December 30, 2018
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	12 - 17	$370.9	$(313.5)	$57.4	$361.5	$(286.7)	$74.8
Tradenames	15 - Indefinite	58.6	(1.7)	56.9	57.8	(1.7)	56.1
Computer software & technology	3 - 7	188.1	(150.7)	37.4	161.9	(132.0)	29.9
Covenants not to compete	1 - 5	—	—	—	14.6	(14.5)	0.1
Total		$617.6	$(465.9)	$151.7	$595.8	$(434.9)	$160.9
The carrying amount of tradenames with an indefinite life was $56.0 million at December 29, 2019 and 2018.
Amortization expense for intangibles assets was $44.3 million, $43.6 million and $43.9 million for the years ended December 29, 2019, 2018 and 2017, respectively. Estimated amortization expense of the existing intangible assets is as follows:

Amount
Fiscal year ending 2020	$33.1
Fiscal year ending 2021	23.7
Fiscal year ending 2022	17.3
Fiscal year ending 2023	10.8
Fiscal year ending 2024	4.5
Thereafter	6.3
$95.7
Note 9—Property and Equipment
Property and equipment consisted of the following (in millions):

	Useful Lives (in years)	December 29, 2019	December 30, 2018
Land		$96.8	$50.8
Building and leasehold improvements	1 - 30	293.7	429.6
Furniture, fixtures, equipment and vehicles	3 - 5	280.9	230.8
Construction in progress		13.8	23.2
		685.2	734.4
Accumulated depreciation		(438.3)	(389.2)
Property and equipment, net		$246.9	$345.2

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Depreciation expense for the years ended December 29, 2019, December 30, 2018 and December 31, 2017 was $44.1 million, $53.8 million and $49.2 million, respectively.
Note 10—Debt
Debt consisted of the following (in millions):

	December 29, 2019	December 30, 2018
Term Loan Facility	$778.0	$—
Notes	500.0	—
Other	—	456.6
Total debt	1,278.0	456.6
Unamortized debt issuance costs	(23.3)	—
Current portion of long-term debt	—	(456.6)
Long-term debt	$1,254.7	$—

Credit Facility

In connection with the Separation, on June 28, 2019, the Company, as borrower, entered into a credit agreement (the “Credit Agreement”) which provides for, among other things: (i) a seven-year senior secured term loan facility in an aggregate principal amount of $800 million (the “Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of $225.0 million (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facility”). The Revolving Credit Facility matures on June 28, 2024, and includes a $50.0 million sub-limit for issuance of letters of credit and a $50.0 million sublimit for swing line loans, which can be borrowed on same-day notice. The Term Loan Facility matures on June 28, 2026. The Company must make principal payments of $2 million each quarter, commencing on September 30, 2019 and continuing on the last day of each September, December, March and June thereafter. The Company may prepay the obligations under the Credit Facility at any time without penalties. The obligations under the Credit Facility are subject to mandatory prepayments for certain debt offerings, asset sales and insurance recovery events, subject to customary exceptions and reinvestment rights.

The proceeds from the Term Loan Facility were used to finance the transactions relating to the Separation and Distribution. The remaining proceeds from the Term Loan Facility were used for the Company's ongoing working capital needs and general corporate purposes. The Revolving Credit Facility may be used for ongoing working capital needs and general corporate purposes. As of December 29, 2019, no amounts were outstanding under the Revolving Credit Facility.

The Term Loan Facility accrues interest at an adjusted LIBOR rate plus 2.25% (or at the Company's election, Base Rate (as defined in the Credit Agreement) plus 1.25%). Loans under the Revolving Credit Facility bear interest at an amount equal to the rate calculated based on the type of borrowing (either adjusted LIBOR or Base Rate) and the Company's Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), with such rate ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans. The unused amount of the Revolving Credit Facility is subject to a commitment fee between 25 to 35 basis points, payable quarterly, based on the Consolidated Senior Secured Net Leverage Ratio. As of December 29, 2019, the interest rate per annum on the Term Loan Facility was 4.0%.

The obligations under the Credit Facility are guaranteed by certain domestic subsidiaries of the Company (the “Subsidiary Guarantors”) and are secured by substantially all of the assets, subject to certain exceptions, of the Company and the Subsidiary Guarantors, including but not limited to pledges of and first priority perfected security interests in 100% of the equity interests of the Subsidiary Guarantors and 65% of the equity interests of any Subsidiary Guarantors’ first tier foreign subsidiaries.

The Credit Agreement contains affirmative and negative covenants that are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company's affiliates. The Credit Agreement also requires us to maintain a maximum Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.50 to 1.00 as of each test date on which any Revolving Loans (as defined in the Credit Agreement) are outstanding. The

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Company was in compliance with the covenants in the Credit Agreement at December 29, 2019. The Credit Agreement also includes customary events of default, including non-payment, cross-default and change of control, in each case, subject to customary grace periods.

Notes

In connection with the Separation, the Company issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027 (the “Notes”) on June 6, 2019 (the "Closing Date") in a private offering exempt from the registration requirements of the Securities Act. The Notes were issued pursuant to an indenture, dates as of the Closing Date ("the Indenture"). Interest on the Notes is due in cash on June 15 and December 15 of each year at a rate of 5.500% per annum, commencing on December 15, 2019. The Notes mature on June 15, 2027. The net proceeds from the Notes offering, together with borrowings under the Term Loan Facility, were used to make a cash distribution to KAR and to pay fees and expenses related to the Separation and Distribution.

Under certain circumstances, the Indenture permits the Company to designate certain of the Company's subsidiaries as unrestricted subsidiaries, which subsidiaries will not be subject to the covenants in the Indenture and will not guarantee the Notes. The Notes are the general unsecured senior obligations of the Company and such obligations are guaranteed by the Subsidiary Guarantors. Each guarantee is the general unsecured senior obligation of each Subsidiary Guarantor. The Notes and the related guarantees rank equal in right of payment with all of the Company's and the Subsidiary Guarantors’ unsubordinated indebtedness. The Notes are structurally subordinated in right of payment to all indebtedness and other liabilities of the Company's subsidiaries that will not be Subsidiary Guarantors and effectively junior in right of payment to all of the Company's and the Guarantors’ secured indebtedness to the extent of the value of the collateral securing such indebtedness, including indebtedness under the Credit Facility.
At any time and from time to time prior to June 15, 2022, the Company may, at its option, redeem the Notes in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the date of redemption. Thereafter, the Company may, at its option, redeem the Notes in whole or in part at the prices set forth in the Indenture. In addition, at any time and from time to time prior to June 15, 2022, the Company may, at its option, at a redemption price of 105.5% of the principal amount of Notes redeemed, redeem up to 40% of the original aggregate principal amount of the Notes issued under the Indenture with the proceeds of certain equity offerings.

In the event of a Change of Control Repurchase Event (as defined in the Indenture), unless the Company has previously or concurrently delivered a redemption notice with respect to all the outstanding Notes, the Company is required to make an offer to repurchase all of the Notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to, but excluding, the repurchase date. If the Company sells assets outside the ordinary course of business and does not use the net proceeds for specified purposes under the Indenture, the Company may be required to use such net proceeds to make an offer to repurchase the Notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

The Indenture contains covenants which, among other things, limit the Company and its restricted subsidiaries’ ability to pay dividends on or make other distributions in respect of equity interests or make other restricted payments, make certain investments, incur liens on certain assets to secure debt, sell certain assets, consummate certain mergers or consolidations or sell all or substantially all assets, or designate subsidiaries as unrestricted. The Indenture also provides for customary events of default, including non-payment of principal, interest or premium, failure to comply with covenants, and certain bankruptcy or insolvency events. The Company was in compliance with the covenants in the Indenture at December 29, 2019.

Other

At December 30, 2018, the Company had intercompany debt with KAR of $456.6 million. This debt was eliminated in the Separation. This debt was comprised of three promissory notes, payable on demand, with a weighted average interest rate of 8.27%.

The Company had outstanding letters of credit in the aggregate amount of $7.0 million at December 29, 2019, which reduce the amount available for borrowings under the Revolving Credit Facility. The Company had outstanding letters of credit in the aggregate amount of $2.1 million at December 30, 2018.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Fair Value of Debt
As of December 29, 2019, the estimated fair value of the Company's debt was $1.3 billion. The estimates of fair value were based on broker-dealer quotes for the Company's debt as of December 29, 2019. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Future Principal Payments
At December 29, 2019, aggregate future principal payments on long-term debt are as follows (in millions):

Amount
Fiscal year ending 2020	$—
Fiscal year ending 2021	8.0
Fiscal year ending 2022	8.0
Fiscal year ending 2023	8.0
Fiscal year ending 2024	6.0
Thereafter	1,248.0
$1,278.0
Note 11—Leases
The Company leases property, software, automobiles, trucks and trailers, pursuant to operating lease agreements. The Company also leases furniture, fixtures and equipment under finance leases. The leases have varying remaining lease terms with leases expiring through 2038, some of which include options to extend the leases.
The components of leases expense were as follows (in millions):

Fiscal Year Ended December 29, 2019
Operating lease cost	$118.3

Finance lease cost:
Amortization of right-of-use assets	$12.4
Interest on lease liabilities	0.8
Total finance lease cost	$13.2
Rent expense related to operating leases under previous accounting guidance was $122.4 million and $108.6 million for fiscal years ended December 30, 2018 and December 31, 2017, respectively.
Supplemental cash flow information related to leases was as follows (in millions):

Fiscal Year Ended December 29, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows related to operating leases	$119.3
Operating cash flows related to finance leases	$1.0
Financing cash flows related to finance leases	$13.7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$204.7
Finance leases	$11.6

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

December 29, 2019
Operating Leases
Operating lease right-of-use assets	$811.1
Accumulated amortization	(75.2)
Operating lease right-of-use assets, net	$735.9
Other accrued expenses	$68.6
Operating lease liabilities	709.5
Total operating lease liabilities	$778.1
Finance Leases
Property and equipment, gross	$127.4
Accumulated depreciation	(90.9)
Property and equipment, net	$36.5
Other accrued expenses	$12.4
Other liabilities	12.6
Total finance lease liabilities	$25.0
Weighted Average Remaining Lease Term (Years)
Operating leases	11.81
Finance leases	1.58
Weighted Average Discount Rate
Operating leases	5.7%
Finance leases	4.6%
Maturities of lease liabilities as of December 29, 2019 are as follows (in millions):

	Operating Leases	Finance Leases
2020	$110.4	$13.0
2021	103.7	7.8
2022	94.0	3.0
2023	85.6	1.3
2024	80.3	1.3
Thereafter	613.8	—
	$1,087.8	$26.4
Less: imputed interest	309.7	1.4
Total	$778.1	$25.0

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Maturities of lease liabilities as of December 30, 2018 and accounted for under the accounting guidance effective at that date were as follows:

	Operating Leases	Finance Leases
2019	$97.2	$15.2
2020	87.1	9.7
2021	81.1	4.4
2022	73.6	—
2023	64.4	—
Thereafter	526.9	—
	$930.3	$29.3
Less: interest portion of capital leases		1.5
Total		$27.8
Note 12—Income Taxes
IAA has historically been included in the consolidated income tax returns of KAR. IAA’s income taxes for the periods prior to the Separation are computed and reported herein under the “separate return method” as if IAA were a separate taxpayer. Use of the separate return method requires significant judgment and may result in differences when the sum of the amounts presented in standalone tax provisions are compared with amounts presented in consolidated financial statements. In that event, the related current and deferred tax assets and liabilities could be significantly different from those presented herein. Taxes as computed under this separate taxpayer approach may not be indicative of the income tax expense or income tax to be paid had IAA operated as a standalone company.
The components of income before income taxes and the provision for income taxes are as follows (in millions):

	Fiscal Years Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Income before income taxes:
Domestic	$229.1	$218.0	$175.2
Foreign	33.1	28.2	21.8
Total	$262.2	$246.2	$197.0
Income tax expense (benefit):
Current:
Federal	$46.4	$45.2	$43.3
Foreign	10.1	8.3	6.6
State	11.9	11.9	6.9
Total current provision	68.4	65.4	56.8
Deferred:
Federal	1.5	(1.3)	(22.9)
Foreign	(0.8)	(0.5)	(0.8)
State	(0.1)	(1.1)	2.5
Total deferred provision	0.6	(2.9)	(21.2)
Income tax expense	$69.0	$62.5	$35.6

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows:

	Fiscal Years Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Statutory rate	21.0%	21.0%	35.0%
State and local income taxes, net	3.3%	3.3%	2.7%
Reserves for tax exposures	0.2%	0.3%	0.4%
International operations	1.1%	0.9%	(1.8)%
Stock-based compensation	(0.2)%	(0.2)%	(1.0)%
Impact of law and rate change	0.1%	—%	(17.7)%
Other, net	0.8%	0.1%	0.5%
Effective rate	26.3%	25.4%	18.1%
On December 22, 2017, U.S. tax reform known as the Tax Cuts and Jobs Act of 2017 was enacted. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate income tax rate reduction from 35 percent to 21 percent effective for tax years beginning after December 31, 2017. As a result, for the year ended December 30, 2017, the Company recorded a deferred income tax benefit of $37.0 million related to the remeasurement of its deferred tax assets and liabilities. In addition, the law imposed a one-time deemed repatriation transition tax on the accumulated unrepatriated and untaxed earnings of the Company's foreign subsidiaries. This resulted in the Company recording a current tax expense of $2.2 million for the year ended December 31, 2017.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
The Company offsets all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and present them as a single non-current deferred income tax liability. Deferred tax assets and deferred tax liabilities are comprised of the following: (in millions):

	December 29, 2019	December 30, 2018
Gross deferred tax assets:
Right-of-use liabilities	$197.6	$—
Allowances for accounts receivable	0.9	0.6
Accruals and liabilities	2.3	50.1
Employee benefits and compensation	2.8	4.1
Other	1.8	1.8
Total deferred tax assets	205.4	56.6
Deferred tax asset valuation allowance	—	—
Total	205.4	56.6
Gross deferred tax liabilities:
Right-of-use assets	(185.8)	—
Property and equipment	(8.8)	(43.4)
Goodwill and intangible assets	(62.9)	(64.8)
Other	(11.6)	(11.5)
Total	(269.1)	(119.7)
Net deferred tax liabilities	$(63.7)	$(63.1)

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Permanently reinvested undistributed earnings of the Company's foreign subsidiaries were approximately $88.7 million at December 29, 2019. Because these amounts have been or will be permanently reinvested in properties and working capital, the Company has not recorded the deferred taxes associated with these earnings. If the undistributed earnings of foreign subsidiaries were to be remitted, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits. It is not practical for the Company to determine the additional tax that would be incurred upon remittance of these earnings.
Tax payments made by KAR, related to IAA, for fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017, were $71.8 million , $65.4 million, and $56.8 million respectively.
The Company applies the provisions of ASC 740, Income Taxes. ASC 740 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise's financial statements. These provisions prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 29, 2019	December 30, 2018
Balance at beginning of period	$3.0	$2.0
Increase in current year tax positions	1.1	1.0
Lapse in statute of limitations	(0.6)	—
Balance at end of period	$3.5	$3.0
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $3.0 million and $2.5 million at December 29, 2019 and December 30, 2018.
The Company records interest and penalties associated with the uncertain tax positions within the Company's provision for income taxes on the income statement. The Company had reserves totaling $0.2 million and $0.1 million at December 29, 2019 and December 30, 2018, respectively, associated with interest and penalties, net of tax.
The provision for income taxes involves management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by us and can raise issues regarding the Company's filing positions, timing and amount of income or deductions and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities in the U.S., Canada and the United Kingdom. In general, the examination of our material tax returns is completed for the years prior to 2016.
Based on the potential outcome of the Company's tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the currently remaining unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the reserve balance is estimated to be in the range of a $0.5 million to $1.0 million decrease.
Note 13—Employee Benefit Plans
401(k) Plan
The Company maintains a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. The Company matches 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. Participants are 100 percent vested immediately in the Company's contributions. The Company's defined contribution 401(k) plan has been effective since June 2019. Prior to that, the eligible employees of the Company participated in KAR's 401(k) plan which also matched

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. For the years ended December 29, 2019, December 30, 2018, and December 31, 2017, the Company and KAR contributed $4.5 million, $4.3 million and $3.7 million, respectively, to the 401(k) Plan.
Note 14—Commitments and Contingencies
The Company is and may from time to time become involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. The Company accrues an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies, including litigation and environmental matters, are included in “Other accrued expenses” at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on the Company's operating results in that period. Such matters are generally not, in the opinion of management, likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows. Legal fees are expensed as incurred.
IAA—Lower Duwamish Waterway
Since June 2004, IAA has operated a branch on property it leases in Tukwila, Washington just south of Seattle. The property is located adjacent to a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site"). The LDW Site had been designated a Superfund site in 2001, three years prior to IAA’s tenancy. On March 25, 2008, the United States Environmental Protection Agency, or the "EPA," issued IAA a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA," related to the LDW Site. On November 7, 2012, the EPA issued IAA a Second General Notice of Potential Liability, or "Second General Notice," for the LDW Site. The EPA's website indicates that the EPA has issued general notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities related to the LDW Site. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believed IAA may be a Potentially Responsible Party, or "PRP," but the EPA did not specify the factual basis for this assertion. At this time, the EPA still has not specified the factual basis for this assertion and has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. Four PRPs, The Boeing Company, the City of Seattle, the Port of Seattle and King County - the Lower Duwamish Waterway Group ("LDWG"), have funded a remedial investigation and feasibility study related to the cleanup of the LDW Site. In December 2014, the EPA issued a Record of Decision ("ROD"), detailing the final cleanup plan for the LDW Site. The ROD estimated the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup was 17 years, including 7 years of active remediation, and 10 years of monitored natural recovery. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. On February 11, 2016, IAA received a Notice of Intent letter from the United States National Oceanic and Atmospheric Administration informing IAA that the Elliott Bay Trustee Council were beginning to conduct an injury assessment for natural resource damages in the LDW. The Notice of Intent indicated that the decision of the trustees to proceed with this natural resources injury assessment followed a pre-assessment screen performed by the trustees. Shortly thereafter, in a letter dated August 16, 2016, EPA issued a status update to the PRPs at the LDW Site. The letter stated that EPA expected the bulk of the pre-remedial design work currently being performed by the LDWG to be completed by the beginning of 2018, with the Remedial Design/Remedial Action ("RD/RA") phase to follow. The EPA previously anticipated that the pre-design work would be completed sometime during 2018, and the Company is not aware of any further information regarding that schedule. Accordingly, RD/RA negotiations with all PRPs may begin sometime in 2020. At this time, the Company has not received any further notices from the EPA and does not have adequate information to determine IAA's responsibility, if any, for contamination at this site, or to estimate IAA's loss as a result of this potential liability.
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

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

of the source of contamination identified within the system, if any, and possible repairs and upgrades to the stormwater system if required. Additional source control measures, if any, are not expected to have a material adverse effect on future recurring operating costs.
Note 15—Segment Information
Effective the fourth quarter of 2019, the Company determined that it has two operating segments: United States, and International. The Company's two operating segments represent its two reportable segments. Prior to the fourth quarter of 2019, the Company had one reportable segment: United States. The change from one reportable segment to two reportable segments was based on quantitative and qualitative considerations, and was a result of recent changes in the Company's organizational structure, resource allocation, and corresponding financial reporting. These segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results.
Financial information regarding the Company's reportable segments is set forth below as of and for the year ended December 29, 2019 (in millions):

	United States	International	Consolidated
Revenues	$1,266.1	$170.7	$1,436.8
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	768.4	119.8	888.2
Selling, general and administrative	131.3	11.1	142.4
Depreciation and amortization	81.8	6.6	88.4
Total operating expenses	981.5	137.5	1,119.0
Operating profit	284.6	33.2	317.8
Interest expense, net	55.7	—	55.7
Other (income) expense, net	(0.2)	0.1	(0.1)
Income before income taxes	229.1	33.1	262.2
Income taxes	59.7	9.3	69.0
Net income	$169.4	$23.8	$193.2
Total assets	$1,963.4	$187.8	$2,151.2
Capital expenditures	$64.2	$4.3	$68.5

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Financial information regarding the Company's reportable segments is set forth below as of and for the year ended December 30, 2018 (in millions):

	United States	International	Consolidated
Revenues	$1,185.1	$141.7	$1,326.8
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	726.9	94.3	821.2
Selling, general and administrative	111.9	11.9	123.8
Depreciation and amortization	90.5	6.9	97.4
Total operating expenses	929.3	113.1	1,042.4
Operating profit	255.8	28.6	284.4
Interest expense, net	38.6	0.1	38.7
Other (income) expense, net	(0.8)	0.3	(0.5)
Income before income taxes	218.0	28.2	246.2
Income taxes	54.7	7.8	62.5
Net income	$163.3	$20.4	$183.7
Total assets	$1,344.3	$144.2	$1,488.5
Capital expenditures	$63.0	$3.7	$66.7
Financial information regarding the Company's reportable segments is set forth below as of and for the year ended December 31, 2017 (in millions):

	United States	International	Consolidated
Revenues	$1,098.0	$121.2	$1,219.2
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	694.6	83.5	778.1
Selling, general and administrative	103.2	10.1	113.3
Depreciation and amortization	86.9	6.2	93.1
Total operating expenses	884.7	99.8	984.5
Operating profit	213.3	21.4	234.7
Interest expense	38.6	—	38.6
Other income, net	(0.5)	(0.4)	(0.9)
Income before income taxes	175.2	21.8	197.0
Income taxes	29.8	5.8	35.6
Net income	$145.4	$16.0	$161.4
Total assets	$1,297.5	$136.9	$1,434.4
Capital expenditures	$48.2	$6.7	$54.9

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Geographic Information
The Company's international operations include Canada and the U.K. Most of the Company's operations outside the U.S. are in Canada. Information regarding the geographic areas of the Company's operations is set forth below (in millions):

	December 29, 2019	December 30, 2018
Long-lived assets
U.S.	$923.3	$329.7
Foreign	59.5	15.5
	$982.8	$345.2
Note 16—Quarterly Financial Data (Unaudited)
Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2019 Quarter Ended	Mar. 31	Jun. 30	Sep. 29	Dec. 29
Operating revenues	$357.2	$366.4	$357.3	$355.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	218.4	227.7	221.3	220.8
Selling, general, and administrative	33.6	33.7	38.9	36.2
Depreciation and amortization	21.8	22.1	22.1	22.4
Total operating expenses	273.8	283.5	282.3	279.4
Operating profit	83.4	82.9	75.0	76.5
Interest expense, net	9.7	11.9	17.5	16.6
Other (income) expense, net	0.1	(0.2)	—	—
Income before income taxes	73.6	71.2	57.5	59.9
Income taxes	19.1	19.9	15.7	14.3
Net income	$54.5	$51.3	$41.8	$45.6
Basic net income per share of common stock	$0.41	$0.38	$0.31	$0.34
Diluted net income per share of common stock	$0.41	$0.38	$0.31	$0.34

2018 Quarter Ended	Apr. 1	Jul. 1	Sep. 30	Dec. 30
Operating revenues	$337.3	$333.2	$321.1	$335.2
Operating expenses
Cost of services (exclusive of depreciation and amortization)	206.7	201.1	202.5	210.9
Selling, general, and administrative	32.6	31.3	31.7	28.2
Depreciation and amortization	24.1	24.7	24.3	24.3
Total operating expenses	263.4	257.1	258.5	263.4
Operating profit	73.9	76.1	62.6	71.8
Interest expense, net	9.6	9.7	9.6	9.8
Other (income) expense, net	—	(0.8)	—	0.3
Income before income taxes	64.3	67.2	53.0	61.7
Income taxes	16.0	17.4	14.0	15.1
Net income	$48.3	$49.8	$39.0	$46.6
Basic net income per share of common stock	$0.36	$0.37	$0.29	$0.35
Diluted net income per share of common stock	$0.36	$0.37	$0.29	$0.35

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 17—Subsequent Events
The Company has evaluated all events that occurred after the balance sheet date of December 29, 2019 through the date these financial statements were issued, and did not have any material recognizable events after December 29, 2019.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 29, 2019.
Internal Control over Financial Reporting
Due to a transition period established by SEC rules applicable to newly public companies, this Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm.
Changes in Internal Control over Financial Reporting
Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of this Annual Report on Form 10-K for the year ending December 29, 2019. As a result, this Annual Report on Form 10-K does not address whether there have been any changes in our internal control over financial reporting during the quarter ended December 29, 2019.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 29, 2019.
In addition, our Board of Directors has adopted a Code of Ethics for Principal Executive and Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and such other persons who are designated by the Board of Directors. Our Board of Directors has also adopted a Code of Business Conduct and Ethics that applies to our employees, officers and directors, as well as temporary service works and independent contractors. The current version of the Code of Ethics for Principal Executive and Senior Financial Officers and the Code of Business Conduct and Ethics are each available on our website under the “Investor Relations” section at investors.iaai.com. To the extent required by rules adopted by the SEC and the New York Stock Exchange, we intend to promptly disclose future amendments to certain provisions of the Code of Ethics for Principal Executive and Senior Financial Officers and the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the “Investor Relations” section of our website at investors.iaai.com.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 29, 2019.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 29, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 29, 2019.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 29, 2019.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a)	The following documents are filed as part of this Annual Report on Form 10-K:

1)	Financial Statements—the consolidated financial statements of IAA, Inc. and its consolidated subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K.

2)
Financial Statement Schedules—all schedules have been omitted because the information required to be set forth therein is included in the consolidated financial statements and related notes thereto or because the schedules are not applicable.

3)	Exhibits—the exhibit index listed in the exhibit index below are filed with, or incorporated by reference in, this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.†	8-K	001-38580	2.1	6/28/2019
3.1	Amended and Restated Certificate of Incorporation of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.1	6/28/2019
3.2	Amended and Restated By-laws of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.2	6/28/2019
4.1	Description of IAA, Inc.’s Capital Stock					X
4.2	Indenture, dated June 6, 2019, between IAA, Inc. (f/k/a IAA Spinco Inc.) and U.S. Bank National Association, as trustee, including the form of the 5.500% Senior Notes due 2027	Form 10	001-38580	4.1	6/13/2019
10.1	Transition Services Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-38580	10.1	6/28/2019
10.2	Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-38580	10.2	6/28/2019
10.3	Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-38580	10.3	6/28/2019
10.4*	IAA, Inc 2019 Omnibus Stock and Incentive Plan	8-K	001-38580	10.4	6/13/2019
10.4.1*	IAA, Inc. Form of Director Restricted Share Award Agreement	Form 10	001-38580	10.17	6/13/2019
10.4.2*	Form of Stock Option Award Agreement (Officers)	10-Q	001-38580	10.7	8/13/2019
10.4.3*	Form of Restricted Stock Unit Award Agreement (Officers)	10-Q	001-38580	10.8	8/13/2019
10.4.4*	Form of Performance Restricted Stock Unit Award Agreement (Officers)	10-Q	001-38580	10.9	8/13/2019
10.5*	IAA, Inc. Employee Stock Purchase Plan	Form 10	001-38580	10.15	6/13/2019
10.6*	IAA, Inc. Directors Deferred Compensation Plan	Form 10	001-38580	10.16	6/13/2019
10.7*	Form Employment Agreement for Executive Officers	10-Q	001-38580	10.6	8/13/2019
10.8*	Form Indemnification Agreement entered into with directors and officers	10-Q	001-38580	10.10	8/13/2019
10.9	Credit Agreement, dated as of June 28, 2019, among IAA, Inc., the several banks and other financial institutions or entities from time to time party thereto as lenders, the issuing lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-38580	10.1	6/28/2019
21.1	List of Subsidiaries of IAA, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X**
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
___________________________________________________________________

†	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
**	Furnished herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IAA, Inc.

By:	/s/ JOHN W. KETT
John W. Kett President and Chief Executive Officer (Principal Executive Officer)
March 18, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. KETT	President and Chief Executive Officer	March 18, 2020
John W. Kett	(Principal Executive Officer)

/s/ VANCE C. JOHNSTON	Chief Financial Officer	March 18, 2020
Vance C. Johnston	(Principal Financial Officer)

/s/ CHRISTOPHER CARLSON	Corporate Controller	March 18, 2020
Christopher Carlson	(Principal Accounting Officer)

/s/ JOHN P. LARSON	Chairman of the Board	March 18, 2020
John P. Larson

/s/ BRIAN BALES	Director	March 18, 2020
Brian Bales

/s/ BILL BRESLIN	Director	March 18, 2020
Bill Breslin

/s/ GAIL EVANS	Director	March 18, 2020
Gail Evans

/s/ SUE GOVE	Director	March 18, 2020
Sue Gove

/s/ LYNN JOLLIFFE	Director	March 18, 2020
Lynn Jolliffe

/s/ PETER KAMIN	Director	March 18, 2020
Peter Kamin

/s/ OLAF KASTNER	Director	March 18, 2020
Olaf Kastner