Form 10-Q
period 2020-03-29
IAA, Inc.
filed 2020-05-06
CIK 1745041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of April 29, 2020, 133,948,593 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

IAA, Inc.

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward- looking statements. Such statements include statements regarding the expected impact of COVID-19 on our business; our future growth; anticipated cost savings, revenue increases, credit losses and capital expenditures; tax rates and assumptions; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology. Such statements are based on management’s current expectations, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: uncertainties regarding the duration and severity of the COVID-19 pandemic and measures intended to reduce its spread; the loss of one or more significant suppliers or a reduction in significant volume from such suppliers; our ability to meet or exceed customers’ demand and expectations; significant current competition and the introduction of new competitors or other disruptive entrants in our industry; the risk that our facilities lack the capacity to accept additional vehicles and our ability to obtain land or renew/enter into new leases at commercially reasonable rates; our ability to effectively maintain or update information and technology systems; our ability to implement and maintain measures to protect against cyberattacks and comply with applicable privacy and data security requirements; our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements, including from our margin expansion program; business development activities, including acquisitions and integration of acquired businesses; our expansion into markets outside the U.S. and the operational, competitive and regulatory risks facing our non-U.S. based operations; our reliance on subhaulers and trucking fleet operations; changes in used-vehicle prices and the volume of damaged and total loss vehicles we purchase; economic conditions, including fuel prices, commodity prices, foreign exchange rates and interest rate fluctuations; trends in new- and used-vehicle sales and incentives; and other risks and uncertainties identified in our filings with the Securities and Exchange Commission (the “SEC”), including under Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 18, 2020, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC, including subsequent Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward- looking statements.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
IAA, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
Revenues	$366.6	$357.2
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	231.0	218.4
Selling, general and administrative	38.0	33.6
Depreciation and amortization	22.5	21.8
Total operating expenses	291.5	273.8
Operating profit	75.1	83.4
Interest expense, net	16.0	9.7
Other (income) expense, net	(0.7)	0.1
Income before income taxes	59.8	73.6
Income taxes	15.1	19.1
Net income	$44.7	$54.5
Net income per share
Basic	$0.33	$0.41
Diluted	$0.33	$0.41
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
Net income	$44.7	$54.5
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(7.6)	$2.5
Comprehensive income	$37.1	$57.0
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Balance Sheets
(in millions, except per share amounts)

	March 29, 2020	December 29, 2019
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$86.1	$47.1
Accounts receivable, net of allowances of $4.7 and $4.2	316.0	335.9
Prepaid consigned vehicle charges	49.4	50.1
Other current assets	24.3	26.9
Total current assets	475.8	460.0
Non-current assets
Operating lease right-of-use assets, net of accumulated amortization of $96.2 and $75.2	796.6	735.9
Property and equipment, net of accumulated depreciation of $504.4 and $438.3	241.5	246.9
Goodwill	538.6	541.3
Intangible assets, net of accumulated amortization of $475.0 and $465.9	146.5	151.7
Other assets	16.5	15.4
Total non-current assets	1,739.7	1,691.2
Total assets	$2,215.5	$2,151.2

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$65.4	$96.4
Short-term right-of-use operating lease liability	73.6	68.6
Accrued employee benefits and compensation expenses	15.9	29.4
Other accrued expenses	64.7	49.3
Total current liabilities	219.6	243.7
Non-current liabilities
Long-term debt	1,251.7	1,254.7
Long-term right-of-use operating lease liability	766.5	709.5
Deferred income tax liabilities	63.3	63.7
Other liabilities	18.0	16.8
Total non-current liabilities	2,099.5	2,044.7
Commitments and contingencies (Note 7)
Stockholders' deficit
Preferred stock, $0.01 par value: Authorized, 150.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 750.0 shares; issued and outstanding, 133.9 and 133.6 shares, respectively	1.3	1.3
Additional paid-in capital	—	3.5
Accumulated deficit	(82.4)	(127.1)
Accumulated other comprehensive loss	(22.5)	(14.9)
Total stockholders' deficit	(103.6)	(137.2)
Total liabilities and stockholders' deficit	$2,215.5	$2,151.2
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' (Deficit) Equity
(In millions)
(Unaudited)

	Three Months Ended March 29, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Balance at December 29, 2019	133.6	$1.3	$3.5	$(127.1)	$(14.9)	$(137.2)
Net income	—	—	—	44.7	—	44.7
Foreign currency translation adjustments, net of tax	—	—	—	—	(7.6)	(7.6)
Stock-based compensation expense	—	—	2.1	—	—	2.1
Common stock issued for the exercise and vesting of stock-based awards	0.3	—	0.8	—	—	0.8
Withholding taxes on stock-based awards	—	—	(6.4)	—	—	(6.4)
Balance at March 29, 2020	133.9	$1.3	$—	$(82.4)	$(22.5)	$(103.6)

	Three Months Ended March 31, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 30, 2018	—	$—	$—	$—	$576.2	$(13.0)	$563.2
Cumulative effect adjustment for adoption of ASC Topic 842, net of tax	—	—	—	—	1.1	—	1.1
Net income	—	—	—	—	54.5	—	54.5
Foreign currency translation adjustments, net of tax	—	—	—	—	—	2.5	2.5
Stock-based compensation expense	—	—	—	—	1.0	—	1.0
Net transfer to Parent and affiliates	—	—	—	—	(3.4)	—	(3.4)
Balance at March 31, 2019	—	$—	$—	$—	$629.4	$(10.5)	$618.9
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
Operating activities
Net income	$44.7	$54.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.5	21.8
Operating lease expense	32.7	27.3
Stock-based compensation	2.1	1.0
Provision for credit losses	0.7	0.7
Amortization of debt issuance costs	1.0	—
Deferred income taxes	(0.3)	(0.1)
Gain on disposal of fixed assets	(0.1)	—
Other	—	0.8
Changes in operating assets and liabilities, net of acquisitions:
Operating lease payments	(31.4)	(26.5)
Accounts receivable and other assets	16.0	(37.3)
Accounts payable and accrued expenses	9.4	(5.7)
Net cash provided by operating activities	97.3	36.5
Investing activities
Purchases of property, equipment and computer software	(10.6)	(21.6)
Proceeds from the sale of property and equipment	0.1	—
Net cash used by investing activities	(10.5)	(21.6)
Financing activities
Net (decrease) increase in book overdrafts	(33.6)	1.0
Payments on long-term debt	(4.0)	—
Payments on finance leases	(3.8)	(5.6)
Net cash transfers to Parent and affiliates	—	(3.4)
Issuance of common stock under stock plans	0.8	—
Tax withholding payments for vested RSUs	(6.4)	—
Net cash used by financing activities	(47.0)	(8.0)
Effect of exchange rate changes on cash	(0.8)	0.6
Net increase in cash and cash equivalents	39.0	7.5
Cash and cash equivalents at beginning of period	47.1	48.3
Cash and cash equivalents at end of period	$86.1	$55.8
Cash paid for interest, net	$8.3	$0.1
Cash paid for taxes, net	$4.0	$4.7
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
Note 1—Basis of Presentation and Nature of Operations
Description of Business
IAA, Inc., together with its subsidiaries (collectively referred to herein as “IAA” and "the Company") is a leading provider of auction solutions for total loss, damaged and low-value vehicles in North America and the United Kingdom. The Company facilitates the marketing and sale of total loss, damaged and low-value vehicles for a full spectrum of sellers. The Company's solutions, which are focused on a diverse set of global customers, provide buyers with the vehicles they need to, among other things, fulfill their vehicle rebuild requirements, replacement part inventory or scrap demand. The Company operates in two reportable segments: United States and International.
The Company earns fees for its services from both buyers and sellers of vehicles sold through its channels. Approximately two-thirds of the Company's revenue is earned from buyers and one-third of the revenue is earned from vehicle suppliers or sellers. The Company operates over 200 sites across the United States, Canada and the United Kingdom, representing total acreage of approximately 8,100 gross acres. Most of the Company's properties are leased and used primarily for auction and storage purposes.
Separation and Distribution
On February 27, 2018, KAR Auction Services, Inc. (“KAR” or “ Former Parent”), a Delaware corporation, announced a plan to pursue the separation and spin-off (the “Separation”) of its salvage auction business into a separate public company, IAA Spinco Inc. IAA Spinco Inc. was incorporated in Delaware on June 19, 2018 and was renamed IAA, Inc. on June 27, 2019. On June 28, 2019 (the "Separation Date"), KAR completed the distribution of 100% of the issued and outstanding shares of common stock of IAA to the holders of record of KAR's common stock on June 18, 2019, on a pro rata basis (the "Distribution"). On the Separation Date, each KAR common stockholder of record received one share of IAA common stock for every one share of KAR common stock held by such stockholder as of the record date. As a result of the Distribution, KAR does not retain any ownership interest in IAA. The Distribution was made pursuant to the Separation and Distribution Agreement, dated June 27, 2019 (the "Separation and Distribution Agreement"), pursuant to which KAR contributed the subsidiaries that operated the salvage auction business to IAA. The Distribution is expected to be a tax-free transaction under provisions of the Internal Revenue Code. Following the Distribution, IAA became an independent publicly-traded company and is listed on the New York Stock Exchange under the symbol “IAA.”

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

In connection with the Separation, the Company also entered into a non-compete and various other ancillary agreements to effect the Separation and provide a framework for the Company's relationship with KAR after the Separation, including a transition services agreement, a tax matters agreement and an employee matters agreement. These agreements provide for the allocation of assets, employees, liabilities and obligations attributable to periods prior to, at and after the Company's Separation from KAR and govern certain relationships between the Company and KAR after the Separation. For further information regarding these agreements, see Note 2 - Relationship with KAR and Related Entities.
Basis of Presentation
Until the Separation Date, the Company operated as a separate reportable segment within KAR and, since the Separation Date, the Company has operated independently from KAR. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2019 and condensed notes related thereto have been prepared from KAR’s historical accounting records and are presented on a stand-alone basis as if IAA's operations had been conducted independently from KAR for all periods prior to the Separation Date. Accordingly, prior to the Separation Date, KAR’s net investment in these operations (Net Parent Investment) was shown in lieu of stockholder’s (deficit) equity in the unaudited consolidated financial statements. The Company's historical results of operations, financial position and cash flows presented in the unaudited consolidated financial statements may not be indicative of what they would have been had the Company actually been a separate stand-alone entity during such periods, nor are they necessarily indicative of the Company's future results of operations, financial position and cash flows.

IAA is comprised of certain stand-alone legal entities for which discrete financial information is available. The unaudited consolidated statements of income include all revenues and costs directly attributable to IAA, including costs for functions and services used by the Company. Prior to the Separation Date, certain shared costs were directly charged to the Company by KAR based on specific identification or other allocation methods. The Company's results of operations prior to the Separation Date also include allocations of costs for administrative functions and services performed on behalf of the Company by centralized staff groups within KAR. Current and deferred income taxes and related tax expense have been determined based on the Company's stand-alone results by applying Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, to the Company's operations in each country as if the Company was a separate taxpayer (i.e., following the separate return methodology). Allocation methodologies were applied to certain shared costs to allocate amounts to the Company as discussed further in Note 2 - Relationship with KAR and Related Entities.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, generally consisting of normal recurring accruals, necessary for a fair statement of our results of operations, cash flows and financial position for the periods presented. These unaudited consolidated financial statements and condensed notes thereto are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto, for the year ended December 29, 2019 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 18, 2020.
Fiscal Periods
On June 27, 2019, the Company's board of directors set the fiscal year to end on the last Sunday in December in each year, consisting of either 52 or 53 weeks. Each of fiscal 2019 and fiscal 2020 contain 52 weeks.
Use of Estimates
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates based in part on assumptions about current, and for some estimates, future economic and market conditions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Although the current estimates contemplate current conditions and expected future changes, as appropriate, it is reasonably possible that future conditions could differ from these estimates, which could materially affect the Company's results of operations and financial position. Among other effects, such changes could result in future impairments of goodwill, intangible assets and long-lived assets, additional allowances on accounts receivable and deferred tax assets and changes in litigation and other loss contingencies.
Reclassification
Certain amounts reported in the Company's Registration Statement on Form 10 filed with the SEC on June 13, 2019 have been reclassified to conform to the current year’s presentation. The reclassification is related to the presentation of outstanding checks of one of the Company's subsidiaries. The reclassification reduced cash and cash equivalents by $11.7 million, and decreased other accrued expenses by the same amount at December 30, 2018, and reduced cash and cash equivalents by $10.4 million and decreased other accrued expenses by the same amount at March 31, 2019. As a result of this reclassification, certain line items have been amended in the Consolidated Statements of Cash Flows.
Recent Accounting Pronouncements
Recently Issued and Adopted Accounting Pronouncements
In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The adoption of ASU 2018-15 on December 30, 2019 did not have a material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-4, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by eliminating Step 2 (implied fair value measurement). Instead goodwill impairment would be measured as the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The adoption of ASU 2017-4 on December 30, 2019 did not have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which updates the guidance related to the measurement of credit losses on financial instruments, including trade receivables. This ASU requires the recognition of credit losses on financial instruments based on an estimate of expected losses, replacing the incurred loss model in the prior guidance. The adoption of ASU 2016-13 on December 30, 2019 did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on its unaudited consolidated financial statements or disclosures.
Note 2—Relationship with KAR and Related Entities
Prior to the Separation Date, the Company was managed and operated in the normal course of business with other affiliates of KAR. Accordingly, certain shared costs have been allocated to the Company and reflected as expenses in the stand-alone unaudited consolidated financial statements. The Company considers the allocation methodologies used to be reasonable and appropriate reflections of historical expenses of KAR attributable to the Company for purposes of the stand-alone financial statements; however, the expenses reflected in the unaudited consolidated financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company historically operated as a separate, stand-alone entity. In addition, the expenses reflected in these unaudited consolidated financial statements may not be indicative of expenses that will be incurred in the future by the Company.
Transactions between KAR and the Company, with the exception of purchase transactions and reimbursements for payments made to third-party service providers by KAR on behalf of the Company, are reflected in equity in the 2019 Consolidated Statements of Stockholders' (Deficit) Equity as “Net Parent Investment” and in the 2019 Consolidated Statements of Cash Flows as a financing activity in “Net cash transfers to Parent and affiliates.”
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

Allocated corporate costs included in selling, general and administrative expenses were $1.7 million for the three months ended March 31, 2019. The allocated corporate costs were associated with human resources, risk management, information technology and certain finance and other functions.
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
Transactions with Other KAR Businesses
The Company purchases goods and services from KAR’s other businesses. The cost of products and services obtained from these other businesses were $0.3 million and $0.3 million for the three months ended March 29, 2020 and March 31, 2019, respectively.

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

Transition Services Agreement

Under the transition services agreement, KAR and its subsidiaries provide, on an interim, transitional basis, various services to IAA for a period of up to two years from the Separation Date. The services provided include information technology, accounts payable, payroll, and other financial functions and administrative services. From time to time, IAA may provide similar services to KAR under the transition services agreement.

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
Note 3—Stock-Based Compensation Plans

Prior to the Separation, KAR issued equity awards from time to time to select employees and non-employee directors of IAA. In connection with the Separation, IAA created its own equity plan - the 2019 Omnibus Stock and Incentive Plan (as amended, the "2019 OSIP"), as described below under 2019 Omnibus Stock and Incentive Plan.

The employee matters agreement entered into with KAR in connection with the Separation required that the outstanding KAR equity awards held by IAA employees and non-employee directors be converted into adjusted awards of IAA pursuant to the 2019 OSIP. The awards were adjusted based on the following principles:

•	For each award recipient, the intent was to maintain the economic value of those awards before and after the Separation Date; and

•
The terms of the equity awards, such as the vesting schedule, will generally continue unchanged, except that the performance criteria for certain performance-based restricted stock units ("PRSUs") granted in 2019 will be subject to adjusted performance criteria. Such PRSUs were converted into time-based restricted stock units ("RSUs") with two-year cliff vesting in February 2020, since the adjusted performance criteria were determined to have been met.

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

Benefits granted under the 2019 OSIP may be granted in any one or a combination of (i) options to purchase IAA common stock; (ii) IAA share appreciation rights (“SARs”); (iii) restricted shares of IAA common stock; (iv) other IAA stock-based awards; or (v) other cash-based awards. Options, restricted shares, and other share-based awards or cash awards may constitute performance-based awards. The granting or vesting of any performance-based awards will be based on achievement of performance objectives that are based on one or more financial or business criteria, with respect to one or more business units or IAA and its subsidiaries as a whole. Such financial or business criteria may be adjusted to account for unusual or infrequently occurring items or changes in accounting.

Participants include any employee, director, independent contractor or consultant of IAA or any affiliate of IAA selected to receive awards under the 2019 OSIP, and, upon his or her death, his or her successors, heirs, executors and administrators, as the case may be. As of March 29, 2020, the number of common shares reserved and available for awards under the 2019 OSIP is 4,734,811, subject to adjustment made in accordance with the 2019 OSIP. Upon the occurrence of certain corporate events that affect the common stock, including but not limited to any extraordinary cash dividend, stock split, reorganization or other relevant change in capitalization, appropriate adjustments may be made with respect to the number of shares available for grants under the 2019 OSIP, the number of shares covered by outstanding awards and the maximum number of shares that may be granted to any participant.

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

The following table summarizes the Company's stock-based compensation expense by type of award granted under both the KAR plans and the 2019 OSIP (in millions):

	Three Months Ended
	March 29, 2020	March 31, 2019
Performance-based Restricted Stock Units	$0.2	$—
Restricted Stock Units and Awards	1.7	1.0
Stock Options	0.2	—
Total Stock-based Compensation Expense	$2.1	$1.0

During the first quarter of 2020, the Company granted share-based awards to certain employees in accordance with the 2019 OSIP. Details on those grants were as follows:

Restricted Share Units (RSU): The Company granted 114,252 RSUs. The RSUs have a three year vesting term, and a weighted average grant date fair value of $48.05 per share.

Performance-based Restricted Share Units (PRSU): The Company granted 99,264 PRSUs. The PRSUs have a weighted average grant date fair value of $50.11 per share and will vest at the end of a three-year performance period if and to the extent that the Company's three year average return on invested capital attains certain specified goals.
Note 4—Net Income Per Share
Basic net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to the Company's stock-based employee compensation program. The effect of stock options and RSUs on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.
For the three months ended March 31, 2019, the weighted average common shares outstanding and the dilutive securities as of June 28, 2019, the Separation Date, were assumed to be outstanding in the calculation of basic weighted average shares and dilutive weighted average shares, respectively.
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended
	March 29, 2020	March 31, 2019
Net income	$44.7	$54.5
Weighted average common shares outstanding	133.7	133.4
Effect of dilutive stock awards	1.3	0.7
Weighted average common shares outstanding and potential common shares	135.0	134.1
Net income per share
Basic	$0.33	$0.41
Diluted	$0.33	$0.41

Stock options that would have an anti-dilutive effect on net income per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. The weighted number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities:

	Three Months Ended
	March 29, 2020	March 31, 2019
Stock-based awards	0.3	0.8

Note 5—Long-Term Debt
Long-term debt consisted of the following (in millions):

	March 29, 2020	December 29, 2019
Term Loan Facility	$774.0	$778.0
Notes	500.0	500.0
Total debt	1,274.0	1,278.0
Unamortized debt issuance costs	(22.3)	(23.3)
Current maturities of long-term debt	—	—
Long-term debt	$1,251.7	$1,254.7

Credit Facility

In connection with the Separation, on June 28, 2019, the Company, as borrower, entered into a credit agreement (the “Credit Agreement”), which provides for, among other things: (i) a seven-year senior secured term loan facility in an aggregate principal amount of $800 million (the “Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of $225 million (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facility”). Subsequent to March 29, 2020, the Company entered into an amendment to its Credit Agreement to increase the aggregate principal amount able to be borrowed under the Revolving Credit Facility by $136.0 million to $361.0 million. See Note 10, Subsequent Events for additional information. The Revolving Credit Facility also includes a $50 million sub-limit for issuance of letters of credit and a $50 million sublimit for swing line loans, which can be borrowed on same-day notice. The Term Loan Facility matures on June 28, 2026. The Company must make principal payments of $2 million each quarter, commencing on September 30, 2019 and continuing on the last day of each September, December, March and June thereafter. The Revolving Credit Facility matures on June 28, 2024. The Company may prepay the obligations under its Term Loan Facility and Revolving Credit Facility at any time without penalties. The obligations under the Credit Facility are subject to mandatory prepayments for certain debt offerings, asset sales and insurance recovery events, subject to customary exceptions and reinvestment rights.

The proceeds from the Term Loan Facility were used to finance the transactions relating to the Separation and Distribution related thereto. The remaining proceeds from the Term Loan Facility were used for the Company's ongoing working capital needs and general corporate purposes. During the three months ended March 29, 2020, the Company made an optional principal pre-payment of $4.0 million on the Term Loan Facility. As of March 29, 2020, $774.0 million was outstanding under the Term Loan Facility. The Revolving Credit Facility may be used for ongoing working capital needs and general corporate purposes. As of March 29, 2020, no amounts were outstanding under the Revolving Credit Facility.

The Term Loan Facility accrues interest at an adjusted LIBOR rate plus 2.25% (or at the Company's election, Base Rate (as defined in the Credit Agreement) plus 1.25%).  Loans under the Revolving Credit Facility will bear interest at an amount equal to the rate calculated based on the type of borrowing (either adjusted LIBOR or Base Rate) and the Company's Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), with such rate ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans. The unused amount of the Revolving Credit Facility is subject to a commitment fee between 25 to 35 basis points, payable quarterly, based on the Company's Consolidated Senior Secured Net Leverage Ratio. As of March 29, 2020 and December 29, 2019, the interest rate per annum for the Term Loan Facility was 3.9% and 4.0%, respectively.

The Credit Agreement contains affirmative and negative covenants that are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company's affiliates. The Credit Agreement also requires the Company to maintain a maximum Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.50 to 1.00 as of each test date on which any Revolving Loans (as defined in the Credit Agreement) are outstanding. The Company was in compliance with the covenants in the Credit Agreement at March 29, 2020. The Credit Agreement also includes customary events of default, including non-payment, cross-default and change of control, in each case, subject to customary grace periods.

Notes

In connection with the Separation, the Company issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027 (the “Notes”) on June 6, 2019 (the "Closing Date") in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes were issued pursuant to an indenture, dated as of the Closing Date (the “Indenture”). Interest on the Notes is due in cash on June 15 and December 15 of each year at a rate of 5.500% per annum, commencing on December 15, 2019. The Notes mature on June 15, 2027. The net proceeds from the Notes offering, together with borrowings under the Term Loan Facility, were used to make a cash distribution to KAR and to pay fees and expenses related to the Separation and Distribution.

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

The Indenture contains covenants which, among other things, limit the Company and its restricted subsidiaries’ ability to pay dividends on or make other distributions in respect of equity interests or make other restricted payments, make certain investments, incur liens on certain assets to secure debt, sell certain assets, consummate certain mergers or consolidations or sell all or substantially all assets, or designate subsidiaries as unrestricted. The Indenture also provides for customary events of default, including non-payment of principal, interest or premium, failure to comply with covenants, and certain bankruptcy or insolvency events. The Company was in compliance with the covenants in the Indenture at March 29, 2020.

Other

At December 30, 2018, the Company had intercompany debt with KAR of $456.6 million. This debt was eliminated in the Separation. This debt was comprised of three promissory notes, payable on demand, with a weighted average interest rate of 8.27%.

At March 29, 2020, the Company had outstanding letters of credit in the aggregate amount of $7.3 million, of which $7.0 million reduce the amount available for borrowings under its Revolving Credit Facility. At December 29, 2019, the Company had outstanding letters of credit in the aggregate amount of $7.0 million which reduce the amount available for borrowings under its Revolving Credit Facility.

Fair Value of Debt
As of March 29, 2020, the estimated fair value of the Company's long-term debt amounted to $1.2 billion. The estimates of fair value were based on broker-dealer quotes for the Company's debt as of March 29, 2020. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Note 6—Leases
The Company leases property, software, automobiles, trucks and trailers, pursuant to operating lease agreements. The Company also leases furniture, fixtures and equipment under finance leases. The leases have varying remaining lease terms with leases expiring through 2038, some of which include options to extend the leases.
The components of leases expense were as follows (in millions):

	Three Months Ended
	March 29, 2020	March 31, 2019
Operating lease cost	$32.7	$27.3

Finance lease cost:
Amortization of right-of-use assets	$3.7	$3.8
Interest on lease liabilities	0.2	0.3
Total finance lease cost	$3.9	$4.1

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended
	March 29, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$31.4	$26.5
Operating cash flows related to finance leases	$0.3	$0.3
Financing cash flows related to finance leases	$3.8	$5.6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$81.7	$1.9
Finance leases	$5.2	$—

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	March 29, 2020	December 29, 2019
Operating Leases
Operating lease right-of-use assets	$892.8	$811.1
Accumulated amortization	(96.2)	(75.2)
Operating lease right-of-use assets, net	$796.6	$735.9
Other accrued expenses	$73.6	$68.6
Operating lease liabilities	766.5	709.5
Total operating lease liabilities	$840.1	$778.1
Finance Leases
Property and equipment, gross	$131.6	$127.4
Accumulated depreciation	(94.3)	(90.9)
Property and equipment, net	$37.3	$36.5
Other accrued expenses	$11.6	$12.4
Other liabilities	14.0	12.6
Total finance lease liabilities	$25.6	$25.0
Weighted Average Remaining Lease Term (Years)
Operating leases	11.56	11.81
Finance leases	2.83	1.58
Weighted Average Discount Rate
Operating leases	5.6%	5.7%
Finance leases	3.8%	4.6%

Maturities of lease liabilities as of March 29, 2020 were as follows (in millions):

	Operating Leases	Finance Leases
2020 (excluding the three months ended March 29, 2020)	$88.5	$10.0
2021	114.7	8.8
2022	103.4	3.9
2023	95.3	2.2
2024	90.0	2.2
2025	87.1	0.1
Thereafter	581.8	—
	1,160.8	27.2
Less imputed interest	(320.7)	(1.6)
Total	$840.1	$25.6
Note 7—Commitments and Contingencies
The Company is and may from time to time become involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. The Company accrues an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies, including litigation and environmental matters, are included in “Other accrued expenses” at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on the Company's operating results in that period. Such matters are generally not, in the opinion of management, likely to have a material adverse effect on its financial condition, results of operations or cash flows. Legal fees are expensed as incurred.
IAA—Lower Duwamish Waterway
Since June 2004, IAA has operated a branch on property it leases in Tukwila, Washington just south of Seattle. The property is located adjacent to a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site"). The LDW Site had been designated a Superfund site in 2001, three years prior to IAA’s tenancy. On March 25, 2008, the United States Environmental Protection Agency (the "EPA") issued IAA a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") related to the LDW Site. On November 7, 2012, the EPA issued IAA a Second General Notice of Potential Liability (the "Second General Notice") for the LDW Site. The EPA's website indicates that the EPA has issued general notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities related to the LDW Site. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believed IAA may be a Potentially Responsible Party ("PRP"), but the EPA did not specify the factual basis for this assertion. At this time, the EPA still has not specified the factual basis for this assertion and has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. Four PRPs, The Boeing Company, the City of Seattle, the Port of Seattle and King County - the Lower Duwamish Waterway Group ("LDWG"), have funded a remedial investigation and feasibility study related to the cleanup of the LDW Site. In December 2014, the EPA issued a Record of Decision ("ROD"), detailing the final cleanup plan for the LDW Site. The ROD estimated the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup was 17 years, including 7 years of active remediation, and 10 years of monitored natural recovery. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. On February 11, 2016, IAA received a Notice of Intent letter from the United States National Oceanic and Atmospheric Administration informing IAA that the Elliott Bay Trustee Council were beginning to conduct an injury assessment for natural resource damages in the LDW. The Notice of Intent indicated that the decision of the trustees to proceed with this natural resources injury assessment followed a pre-assessment screen performed by the trustees. Shortly thereafter, in a letter dated August 16, 2016, EPA issued a status update to the PRPs at the LDW Site. The letter stated that EPA expected the bulk of the pre-remedial design work currently being performed by the LDWG to be completed by the beginning of 2018, with the Remedial Design/Remedial Action ("RD/RA") phase to follow. The EPA previously anticipated that the pre-design work would be completed sometime during 2018, and the Company is not aware of any further information regarding that schedule. Accordingly, RD/RA negotiations with all PRPs may begin sometime in 2020. At this time, the Company has not received any further notices from the EPA and does not have adequate information to determine IAA's responsibility, if any, for contamination at this site, or to estimate IAA's loss as a result of this potential liability.
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
Note 8—Segment Information
The Company has two operating segments: United States and International. The Company's two operating segments represent its two reportable segments. These segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results.

Financial information regarding the Company's reportable segments is set forth below as of and for the three months ended March 29, 2020 (in millions):

	Three Months Ended March 29, 2020
	United States	International	Total
Revenues	$321.1	$45.5	$366.6
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	198.0	33.0	231.0
Selling, general and administrative	35.1	2.9	38.0
Depreciation and amortization	20.8	1.7	22.5
Total operating expenses	253.9	37.6	291.5
Operating profit	67.2	7.9	75.1
Interest expense, net	16.1	(0.1)	16.0
Other expense, net	(0.1)	(0.6)	(0.7)
Income before income taxes	51.2	8.6	59.8
Income taxes	12.8	2.3	15.1
Net income	$38.4	$6.3	$44.7
Total assets	$2,036.4	$179.1	$2,215.5

Financial information regarding our reportable segment is set forth below as of and for the three months ended March 31, 2019 (in millions):

	Three Months Ended March 31, 2019
	United States	International	Total
Revenues	$314.3	$42.9	$357.2
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	189.1	29.3	218.4
Selling, general and administrative	30.0	3.6	33.6
Depreciation and amortization	20.0	1.8	21.8
Total operating expenses	239.1	34.7	273.8
Operating profit	75.2	8.2	83.4
Interest expense, net	9.7	—	9.7
Other expense, net	0.1	—	0.1
Income before income taxes	65.4	8.2	73.6
Income taxes	16.7	2.4	19.1
Net income	$48.7	$5.8	$54.5
Total assets	$1,812.5	$204.1	$2,016.6
Note 9—Business Acquisition

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
The purchase price for this acquisition has been finalized and allocated to the acquired intangibles assets and other net liabilities based on their respective fair values of $10.3 million and $0.6 million. The excess of the purchase price consideration over the estimated fair value of the acquired net assets of $9.5 million was allocated to goodwill.
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
Note 10—Subsequent Events

In response to the uncertainty around COVID-19, on May 1, 2020, the Company entered into an amendment to its Credit Agreement to increase the aggregate principal amount able to be borrowed under the Revolving Credit Facility by $136.0 million to $361.0 million. As of May 6, 2020, no amounts were outstanding under the Revolving Credit Facility.

The Company has evaluated all events that occurred after the balance sheet date of March 29, 2020 through the date these financial statements were issued, and did not have any material recognizable events after March 29, 2020 other than described above.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. See “Statement Regarding Forward-Looking Statements” preceding Part I, Item 1 in this Quarterly Report on Form 10-Q.

Unless the context suggests otherwise, all reference in this Quarterly Report on Form 10-Q to the "Company," "we," "us," refer to IAA, Inc. together with its subsidiaries, and all references to "KAR Auction Services" and "KAR" refer to KAR Auction Services, Inc.
Executive Overview
Our Business
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
We currently operate over 200 facilities throughout the United States, Canada and the United Kingdom, representing total acreage of approximately 8,100 gross acres. Most of our properties are leased and used primarily for auction and storages purposes.
The Separation
On February 27, 2018, KAR Auction Services, Inc. ("KAR") announced a plan to pursue the separation and spin-off (the "Separation") of its salvage auction businesses into a separate public company. On June 28, 2019 (the "Separation Date"), KAR completed the distribution of 100% of the issued and outstanding shares of common stock of IAA to the holders of record of KAR's common stock on June 18, 2019, on a pro rata basis (the "Distribution"). On the Separation Date, each KAR common stockholder of record received one share of IAA common stock for every one share of KAR common stock held by such stockholder as of the record date. Following the Separation and Distribution, IAA became an independent publicly-traded company. See Note 1 - Basis of Presentation and Nature of Operations in the condensed notes to unaudited consolidated financial statements for additional information.
COVID-19 Impact on our Business
The recent outbreak of coronavirus disease (COVID-19), which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. In an effort to contain and combat the spread of COVID-19, government and health authorities around the world have taken extraordinary and wide-ranging actions, including orders to close all business not deemed “essential”, quarantines, “stay-at-home” orders, and the practice of social distancing.
Given our operations, we are classified as “essential” and have remained open for business and our branches continue to be operational. We have implemented strict health and sanitization protocols to keep our employees and customers safe. We have also taken precautionary measures to help minimize the risk of the virus to our employees, including temporarily requiring employees to work remotely where possible, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at in-person work-related meetings. We have also activated contingency plans to ensure continued operations and business continuity across our global network. Since the stay-at home orders were executed across North-America and the United Kingdom in mid-March, we have seen a significant impact on our business as the significant decline in miles driven has translated into a reduction in the number of car accidents, and in turn a reduction in vehicle assignments. The impact of COVID-19 and overall negative impact on the economy has also impacted, and may continue to impact, the number of potential buyers attending our virtual auctions, as well as the proceeds on individual vehicles from those buyers. Given the dynamic nature of these circumstances, the duration of business disruption and the related financial effects cannot be reasonably estimated at this time. However, we expect COVID-19 and the efforts taken to reduce its spread to have a negative impact on our consolidated financial statements in fiscal 2020, the impact of which may be material. See Item 1A, Risk Factors for additional information.
In response to the uncertainty surrounding COVID-19, we have taken a series of actions to reduce costs and cash outlays, including, but not limited to, a temporary reduction in salaries at the senior leadership level, a temporary reduction in the annual cash retainer payable in quarterly installments to directors, aggressive cost reductions across all departments, reduced branch labor hours across most locations, employee furloughs in select locations and a reduction or deferral of certain non-critical capital spending. In addition, we have enhanced our liquidity position by entering into an amendment to our Credit Agreement to increase the aggregate principal amount to be borrowed under our Revolving Credit Facility (as defined below) by $136.0 million to $361.0 million. See Note 10, Subsequent Events for additional information. We will continue to actively monitor the rapidly evolving situation and guidance from the government and public health authorities and may take additional actions that we determine are in the best interest of the Company and all our stakeholders.
The COVID-19 pandemic had limited impact on our operations in the first quarter of fiscal 2020, but is affecting our operations in the second quarter of fiscal 2020, and may continue to do so thereafter. All of the factors described above may have far-reaching impacts on our business, operations, and financial results and conditions, directly and indirectly, including, but not limited to, impacts on vehicle assignments, branch operations, the health of our management and employees, and on the overall economy.
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
Debt Financing:
In connection with the Separation, we entered into the Credit Agreement (as defined below) on June 28, 2019. We borrowed (i) an aggregate principal amount of $800 million under the Term Loan Facility (as defined below) and (ii) an aggregate principal amount of $225 million under the Revolving Credit Facility.
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
Results of Operations

	Three Months Ended		Change
(Dollars in millions)	March 29, 2020	March 31, 2019	$	%

Revenues	$366.6	$357.2	$9.4	2.6%
Cost of services*	231.0	218.4	12.6	5.8%
Gross profit*	135.6	138.8	(3.2)	(2.3)%
Gross margin	37.0%	38.9%		(190)	bp
Selling, general and administrative	38.0	33.6	4.4	13.1%
Depreciation and amortization	22.5	21.8	0.7	3.2%
Operating profit	75.1	83.4	(8.3)	(10.0)%
Interest expense, net	16.0	9.7	6.3	64.9%
Other (income) expense, net	(0.7)	0.1	(0.8)	NM**
Income before income taxes	59.8	73.6	(13.8)	(18.8)%
Income taxes	15.1	19.1	(4.0)	(20.9)%
Net income	$44.7	$54.5	$(9.8)	(18.0)%
Net income per share
Basic	$0.33	$0.41	$(0.08)	(18.1)%
Diluted	$0.33	$0.41	$(0.08)	(20.1)%
________________
* Exclusive of depreciation and amortization
** NM-Not meaningful
Revenues

	Three Months Ended		Change
(Dollars in millions)	March 29, 2020	March 31, 2019	$	%
United States	$321.1	$314.3	$6.8	2.2%
International	45.5	42.9	2.6	6.1%
Total revenues	$366.6	$357.2	$9.4	2.6%
United States revenues increased $6.8 million primarily due to an increase in revenue per vehicle sold of 4% and additional revenues from the DDI acquisition of $2.4 million, partially offset by a decrease in volume of 2%.

International revenues increased $2.6 million primarily due to an increase in volume of 7%, including a higher mix of purchased vehicles, partially offset by an unfavorable foreign currency impact of $0.4 million.

Gross profit

	Three Months Ended		Change
(Dollars in millions)	March 29, 2020	March 31, 2019	$	%
United States	$123.1	$125.2	$(2.1)	(1.7)%
International	12.5	13.6	(1.1)	(8.1)%
Total gross profit	$135.6	$138.8	$(3.2)	(2.3)%
Gross profit is defined as total consolidated revenues minus cost of services and excludes depreciation and amortization.

United States gross profit decreased $2.1 million as compared to the three months ended March 31, 2019 primarily due to a decline in volume of vehicles sold and an increase in occupancy, processing and labor costs; partially offset by increased revenue per vehicle sold and a $1.4 million contribution from the DDI acquisition.

International gross profit decreased $1.1 million as compared to the three months ended March 31, 2019 mainly due to the increase in our cost of services for vehicles sold due to higher mix of purchased vehicles and an increase in labor and occupancy costs.

Selling, General and Administrative

	Three Months Ended		Change
(Dollars in millions)	March 29, 2020	March 31, 2019	$	%
United States	$35.1	$30.0	$5.1	17.0%
International	2.9	3.6	(0.7)	(19.4)%
Total selling, general and administrative expenses	$38.0	$33.6	$4.4	13.1%

United States selling, general and administrative expenses for the three months ended March 29, 2020 increased $5.1 million as compared to the three months ended March 31, 2019 primarily due to the incremental costs of $3.6 million related to IAA becoming a stand-alone company, higher professional services costs of $1.8 million and additional costs from the DDI acquisition of $1.1 million; partially offset by lower incentive compensation and other miscellaneous expenses.

International selling, general and administrative expenses for the three months ended March 29, 2020 decreased 0.7 million as compared to the three months ended March 31, 2019 primarily due to lower bad debt expense of $0.3 million and decreases in other miscellaneous expenses.

Depreciation and Amortization

	Three Months Ended		Change
(Dollars in millions)	March 29, 2020	March 31, 2019	$	%
United States	$20.8	$20.0	$0.8	4.0%
International	1.7	1.8	(0.1)	(5.6)%
Total depreciation and amortization	$22.5	$21.8	$0.7	3.2%

Depreciation and amortization increased $0.7 million as compared to the three months ended March 31, 2019 primarily due to certain assets placed in service during fiscal 2020 within the United States segment.

Interest Expense
Interest expense for the three months ended March 29, 2020 increased $16.0 million as compared to the comparable quarter of 2019 due to a higher total debt balance since the Separation Date.

Income Taxes
The effective tax rate of 25.3% for the three months ended March 29, 2020 as compared 26.0% in the corresponding prior year period.
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

On the Separation Date, our capital structure and sources of liquidity changed significantly. We no longer participate in cash management and funding arrangements with KAR. Subsequent to the Separation Date, our principal source of liquidity consists of cash generated by operations, and our Revolving Credit Facility provides another source of liquidity as needed. Our internally generated cash flow will be used to invest in new products and services, fund capital expenditures and working capital requirements, and is expected to be adequate to service any future debt, and fund future acquisitions, if any. Our ability to fund these capital needs will depend on our ongoing ability to generate cash from operations and to access borrowings under our Revolving Credit Facility and the capital markets. We believe that our cash on hand, future cash from operations, borrowings available under our Revolving Credit Facility and access to the debt and capital markets will provide adequate resources to fund our operating and financing needs for at least the next twelve months.
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
Approximately $14.9 million of available cash was held by our foreign subsidiaries at March 29, 2020. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and foreign withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
Summary of Cash Flows

	Three Months Ended
(in millions)	March 29, 2020	March 31, 2019	Change
Net cash provided by (used by):
Operating activities	$97.3	$36.5	$60.8
Investing activities	(10.5)	(21.6)	11.1
Financing activities	(47.0)	(8.0)	(39.0)
Effect of exchange rate on cash	(0.8)	0.6	(1.4)
Net increase (decrease) in cash and cash equivalents	$39.0	$7.5	$31.5
Net cash flow provided by operating activities during the three months ended March 29, 2020 increased by $60.8 million as compared to the three months ended March 31, 2019. The increase in operating cash flow was primarily attributable to changes in operating assets as a result of the timing of collections from customers and other parties and the timing of cash payments for taxes and interest, partially offset by decreased profitability.
Net cash used by investing activities was $10.5 million for the three months ended March 29, 2020 as compared to $21.6 million for the three months ended March 31, 2019. The decrease in net cash used by investing activities was primarily due to decrease in cash used for capital expenditures.
Net cash used by financing activities was $47.0 million for the three months ended March 29, 2020 as compared to $8.0 million for the three months ended March 31, 2019. The decrease in net cash used by financing activities was primarily attributable to a decrease in bank overdrafts during the first quarter of fiscal 2020 as a result of timing of disbursements to our vendors.
Our Outstanding Indebtedness

In connection with the Separation, on June 28, 2019 we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto from time to time (the “Credit Agreement”), which provides for, among other things, a Term Loan Facility in an aggregate principal amount of $800 million and a Revolving Credit Facility in an aggregate principal amount of $225.0 million. The Revolving Credit Facility also includes a $50.0 million sub-limit for issuance of letters of credit and a $50.0 million sublimit for swing line loans, which can be borrowed on same-day notice. As of March 29, 2020, no amounts were outstanding under the Revolving Credit Facility. We were in compliance with the covenants in the Credit Agreement at March 29, 2020.

See Note 5 - Debt in the notes to consolidated financial statements for additional information.

During the first quarter of fiscal 2020, we made an optional principal pre-payment of $4.0 million on the Term Loan Facility. During fiscal 2019, we repaid $22.0 million of the Term Loan Facility, consisting of a $2.0 million required principal payment and a $20.0 million optional principal pre-payment. As of March 29, 2020, $774.0 million was outstanding under the Term Loan Facility.

On June 6, 2019, we issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027. We must pay interest on the Notes in cash on June 15 and December 15 of each year at a rate of 5.500% per annum, with the first interest payment date being December 15, 2019. The Notes will mature on June 15, 2027. The net proceeds from the Notes offering, together with borrowings under our prior senior credit facility, were used to make a cash distribution to KAR and to pay fees and expenses related to the Separation. We were in compliance with the covenants in the indenture governing the Notes at March 29, 2020. See Note 5 - Debt in the notes to consolidated financial statements for additional information.

Subsequent to March 29, 2020, in response to the uncertainty around COVID-19, the Company entered into an amendment to its Credit Agreement to increase the aggregate principal amount able to be borrowed under the Revolving Credit Facility by $136.0 million to $361.0 million. See Note 10, Subsequent Events for additional information.
Capital Expenditures
Capital expenditures for the three months ended March 29, 2020 and March 31, 2019 were $10.6 million and $21.6 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Our capital expenditures during the three months ended March 29, 2020 primarily related to real estate development and technology-based investments, including improvements in information technology systems and infrastructure. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies. In response to the uncertainty around COVID-19, we have reduced or deferred certain non-critical expenditures for the remainder of fiscal 2020.
Off-Balance Sheet Arrangements
As of March 29, 2020, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended ("Exchange Act").
Contractual Obligations
There have been no material changes to the contractual obligations reported in our Annual report on Form 10-K for the fiscal year ended December 29, 2019 filed with the SEC on March 18, 2020.
Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material. There have been no material changes in our critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 filed with the SEC on March 18, 2020. For further information about recently issued accounting pronouncements, see Note 1 - Summary of Significant Accounting Policies in the condensed notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to market risks and related disclosures from those disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K filed with the SEC on March 18, 2020.

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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 29, 2020.
Changes in Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until the filing of our Annual Report on Form 10-K for the year ending December 27, 2020. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.    Legal Proceedings

See Note 7 - Commitments and Contingencies in the condensed notes to the unaudited consolidated financial statements for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
Item 1A.    Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K which was filed with the SEC on March 18, 2020. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 18, 2020 other than as disclosed below.
The COVID-19 pandemic and measures intended to reduce its spread has, and may continue to, adversely affect our business, results of operations and financial condition.
The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees, suppliers, subhaulers and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which we operate have disrupted and may continue to disrupt the supply of salvage vehicles. For example, due to stay at home orders and other mandates implemented by federal, state and local governments, many individuals are staying at home and off the roads. As a result, total miles driven have declined significantly and may continue to decline, which has reduced and may continue to reduce accident frequency and, as a result, could adversely affect our operating results and financial condition. The overall negative impact of COVID-19 on the economy has also impacted, and may continue to impact, the number of potential buyers attending our virtual auctions, as well as the proceeds on individual vehicles from those buyers. The COVID-19 outbreak and mitigation measures have also had an adverse impact on global economic conditions, which has had and could continue to have an adverse effect on our business and financial condition, and could impact our ability to access the capital markets on terms acceptable to us, if at all. In addition, although our operations have been classified as “essential,” we have taken and may further take temporary precautionary measures intended to help minimize the risk of the virus to our employees, including reducing branch labor hours across most locations, temporarily requiring employees to work remotely where possible, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at in-person work-related meetings, which could negatively affect our business. The further spread of COVID-19 and actions taken to limit and combat the spread will impact our ability to carry out our business as normal, and may materially adversely impact our business, operating results and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Item 6.    Exhibits, Financial Statement Schedules

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.†	8-K	001-38580	2.1	6/28/2019
3.1	Amended and Restated Certificate of Incorporation of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.1	6/28/2019
3.2	Amended and Restated By-laws of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.2	6/28/2019
10.1	Form of Letter Agreement with Executive Officers Regarding Temporary Reduction in Base Salary					X
10.2	Letter Agreement with Non-Employee Directors Regarding Temporary Reduction in Director Compensation					X
10.3	Incremental Commitment Agreement No. 1	8-K	001-38350	10.1	5/6/2020
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X*
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
_______________________________________________________________________________

*	Furnished herewith.

†	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IAA, Inc.
(Registrant)

Date:	May 6, 2020	/s/ John W. Kett
John W. Kett President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2020	/s/ Vance C. Johnston
Vance C. Johnston Executive Vice President, Chief Financial Officer (Principal Financial Officer)