Form 10-Q
period 2020-06-28
IAA, Inc.
filed 2020-08-04
CIK 1745041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 29, 2020, 134,049,582 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

IAA, Inc.

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward- looking statements. Such statements include statements regarding the impact of COVID-19 on our business; our future growth; anticipated cost savings, revenue increases, credit losses and capital expenditures; tax rates and assumptions; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology. Such statements are based on management’s current expectations, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: uncertainties regarding the duration and severity of the COVID-19 pandemic and measures intended to reduce its spread; the loss of one or more significant vehicle seller customers or a reduction in significant volume from such sellers; our ability to meet or exceed customers’ demand and expectations; significant current competition and the introduction of new competitors or other disruptive entrants in our industry; the risk that our facilities lack the capacity to accept additional vehicles and our ability to obtain land or renew/enter into new leases at commercially reasonable rates; our ability to effectively maintain or update information and technology systems; our ability to implement and maintain measures to protect against cyberattacks and comply with applicable privacy and data security requirements; our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements, including from our margin expansion program; business development activities, including acquisitions and integration of acquired businesses; our expansion into markets outside the U.S. and the operational, competitive and regulatory risks facing our non-U.S. based operations; our reliance on subhaulers and trucking fleet operations; changes in used-vehicle prices and the volume of damaged and total loss vehicles we purchase; economic conditions, including fuel prices, commodity prices, foreign exchange rates and interest rate fluctuations; trends in new- and used-vehicle sales and incentives; and other risks and uncertainties identified in our filings with the Securities and Exchange Commission (the “SEC”), including under Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 18, 2020 and our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2020, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC, including subsequent Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward- looking statements.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
IAA, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenues	$296.8	$366.4	$663.4	$723.6
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	185.1	227.7	416.1	446.1
Selling, general and administrative	34.3	33.7	72.3	67.3
Depreciation and amortization	19.6	22.1	42.1	43.9
Total operating expenses	239.0	283.5	530.5	557.3
Operating profit	57.8	82.9	132.9	166.3
Interest expense, net	13.8	11.9	29.8	21.6
Other expense (income), net	0.1	(0.2)	(0.6)	(0.1)
Income before income taxes	43.9	71.2	103.7	144.8
Income taxes	10.7	19.9	25.8	39.0
Net income	$33.2	$51.3	$77.9	$105.8
Net income per share
Basic	$0.25	$0.38	$0.58	$0.79
Diluted	$0.25	$0.38	$0.58	$0.79
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net income	$33.2	$51.3	$77.9	$105.8
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1.9	$(5.2)	(5.7)	$(2.7)
Comprehensive income	$35.1	$46.1	$72.2	$103.1
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Balance Sheets
(in millions, except per share amounts)

	June 28, 2020	December 29, 2019
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$187.0	$47.1
Accounts receivable, net of allowances of $7.3 and $4.2	274.4	335.9
Prepaid consigned vehicle charges	41.2	50.1
Other current assets	22.0	26.9
Total current assets	524.6	460.0
Non-current assets
Operating lease right-of-use assets, net of accumulated amortization of $117.9 and $75.2	809.9	735.9
Property and equipment, net of accumulated depreciation of $459.6 and $438.3	236.2	246.9
Goodwill	539.2	541.3
Intangible assets, net of accumulated amortization of $484.3 and $465.9	147.0	151.7
Other assets	16.6	15.4
Total non-current assets	1,748.9	1,691.2
Total assets	$2,273.5	$2,151.2

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$74.1	$96.4
Short-term right-of-use operating lease liability	76.0	68.6
Accrued employee benefits and compensation expenses	14.1	29.4
Other accrued expenses	67.5	49.3
Total current liabilities	231.7	243.7
Non-current liabilities
Long-term debt	1,250.0	1,254.7
Long-term right-of-use operating lease liability	778.3	709.5
Deferred income tax liabilities	62.1	63.7
Other liabilities	18.8	16.8
Total non-current liabilities	2,109.2	2,044.7
Commitments and contingencies (Note 7)
Stockholders' deficit
Preferred stock, $0.01 par value: Authorized, 150.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 750.0 shares; issued and outstanding, 134.0 shares at June 28, 2020 and 133.6 shares at December 29, 2019	1.3	1.3
Additional paid-in capital	1.1	3.5
Accumulated deficit	(49.2)	(127.1)
Accumulated other comprehensive loss	(20.6)	(14.9)
Total stockholders' deficit	(67.4)	(137.2)
Total liabilities and stockholders' deficit	$2,273.5	$2,151.2
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' (Deficit) Equity
(In millions)
(Unaudited)

	Three Months Ended June 28, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Balance at March 29, 2020	133.9	$1.3	$—	$(82.4)	$(22.5)	$(103.6)
Net income	—	—	—	33.2	—	33.2
Foreign currency translation adjustments, net of tax	—	—	—	—	1.9	1.9
Stock-based compensation expense	—	—	2.4	—	—	2.4
Common stock issued for the exercise and vesting of stock-based awards	0.1	—	0.3	—	—	0.3
Withholding taxes on stock-based awards	—	—	(1.6)	—	—	(1.6)
Balance at June 28, 2020	134.0	$1.3	$1.1	$(49.2)	$(20.6)	$(67.4)

	Three Months Ended June 30, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance at March 31, 2019	—	$—	$—	$—	$629.4	$(10.5)	$618.9
Net income	—	—	—	—	51.3	—	51.3
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(5.2)	(5.2)
Stock-based compensation expense	—	—	—	—	0.9	—	0.9
Reclassification of net parent investment to common stock and additional paid-in capital	133.4	1.3	—	(214.5)	213.2	—	—
Dividend paid to KAR	—	—	—	—	(1,278.0)	—	(1,278.0)
Net transfer to Parent and affiliates	—	—	—	—	383.2	—	383.2
Balance at June 30, 2019	133.4	$1.3	$—	$(214.5)	$—	$(15.7)	$(228.9)

See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' (Deficit) Equity (continued)
(In millions)
(Unaudited)

	Six Months Ended June 28, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Balance at December 29, 2019	133.6	$1.3	$3.5	$(127.1)	$(14.9)	$(137.2)
Net income	—	—	—	77.9	—	77.9
Foreign currency translation adjustments, net of tax	—	—	—	—	(5.7)	(5.7)
Stock-based compensation expense	—	—	4.5	—	—	4.5
Common stock issued for the exercise and vesting of stock-based awards	0.6	—	1.1	—	—	1.1
Withholding taxes on stock-based awards	(0.2)	—	(8.0)	—	—	(8.0)
Balance at June 28, 2020	134.0	$1.3	$1.1	$(49.2)	$(20.6)	$(67.4)

	Six Months Ended June 30, 2019
	Common Stock Shares	Common Stock Amount		Additional Paid-In Capital		Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance at December 30, 2018	—	$—		$—		$—	$576.2	$(13.0)	$563.2
Cumulative effect adjustment for adoption of ASC Topic 842, net of tax	—	—		—		—	1.1	—	1.1
Net income	—	—		—		—	105.8	—	105.8
Foreign currency translation adjustments, net of tax	—	—		—		—	—	(2.7)	(2.7)
Stock-based compensation expense	—	—		—		—	1.9	—	1.9
Reclassification of net parent investment to common stock and additional paid-in capital	133.4	1.3		—		(214.5)	213.2	—	—
Dividend paid to KAR		—	—	—	—	—	(1,278.0)	—	(1,278.0)
Net transfer to Parent and affiliates	—	—		—		—	379.8	—	379.8
Balance at June 30, 2019	133.4	$1.3		$—		$(214.5)	$—	$(15.7)	$(228.9)

See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	June 28, 2020	June 30, 2019
Operating activities
Net income	$77.9	$105.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.1	43.9
Operating lease expense	66.3	56.1
Stock-based compensation	4.5	1.9
Provision for credit losses	3.6	1.1
Amortization of debt issuance costs	2.0	—
Deferred income taxes	(1.5)	0.6
Gain on disposal of fixed assets	(0.1)	—
Other	—	1.3
Changes in operating assets and liabilities, net of acquisitions:
Operating lease payments	(63.8)	(54.7)
Accounts receivable and other assets	65.8	14.0
Accounts payable and accrued expenses	20.5	(7.9)
Net cash provided by operating activities	217.3	162.1
Investing activities
Purchases of property, equipment and computer software	(22.1)	(37.5)
Proceeds from the sale of property and equipment	0.1	0.1
Net cash used by investing activities	(22.0)	(37.4)
Financing activities
Net decrease in book overdrafts	(33.6)	(2.9)
Proceeds from debt issuance	—	1,300.0
Dividend paid to KAR	—	(1,278.0)
Payments of long-term debt	(4.0)	—
Finance lease payments	(7.5)	(8.3)
Net cash transfers to Parent and affiliates	—	(117.7)
Issuance of common stock under stock plans	1.1	—
Tax withholding payments for vested RSUs	(8.0)	—
Deferred financing costs	(2.7)	(25.2)
Net cash used by financing activities	(54.7)	(132.1)
Effect of exchange rate changes on cash	(0.7)	0.7
Net increase (decrease) in cash and cash equivalents	139.9	(6.7)
Cash and cash equivalents at beginning of period	47.1	48.3
Cash and cash equivalents at end of period	$187.0	$41.6
Cash paid for interest, net	$28.9	$0.2
Cash paid for taxes, net	$6.2	$41.4
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Basis of Presentation and Nature of Operations
Description of Business
IAA, Inc., together with its subsidiaries (collectively referred to herein as “IAA” and "the Company") is a leading global marketplace connecting vehicle buyers and sellers. Leveraging leading-edge technology and focusing on innovation, IAA's unique platform facilitates the marketing and sale of total loss, damaged and low-value vehicles for a full spectrum of sellers. Headquartered in Westchester, Illinois, the Company has more than 200 facilities throughout the United States, Canada and the United Kingdom. The Company serves a global buyer base and a full spectrum of sellers, including insurance companies, dealerships, fleet lease and rental car companies, and charitable organizations. The Company offers sellers a comprehensive suite of services aimed at maximizing vehicle value, reducing administrative costs, shortening selling cycle time and delivering the highest economic returns. The Company's solutions provide global buyers with the vehicles they need to, among other things, fulfill their vehicle rebuild requirements, replacement part inventory or scrap demand. IAA provides global buyers multiple bidding/buying digital channels, innovative vehicle merchandising, efficient evaluation services and digital bidding tools, enhancing the overall purchasing experience.
The Company operates in two reportable segments: United States and International. The Company earns fees for its services from both buyers and sellers of vehicles sold through its channels.
Separation and Distribution
On February 27, 2018, KAR Auction Services, Inc. (“KAR” or “ Former Parent”), a Delaware corporation, announced a plan to pursue the separation and spin-off (the “Separation”) of its salvage auction business into a separate public company, IAA Spinco Inc. IAA Spinco Inc. was incorporated in Delaware on June 19, 2018 and was renamed IAA, Inc. on June 27, 2019. On June 28, 2019 (the "Separation Date"), KAR completed the distribution of 100% of the issued and outstanding shares of common stock of IAA to the holders of record of KAR's common stock on June 18, 2019, on a pro rata basis (the "Distribution"). On the Separation Date, each KAR common stockholder of record received one share of IAA common stock for every one share of KAR common stock held by such stockholder as of the record date. As a result of the Distribution, KAR does not retain any ownership interest in IAA. The Distribution was made pursuant to the Separation and Distribution Agreement, dated June 27, 2019 (the "Separation and Distribution Agreement"), pursuant to which KAR contributed the subsidiaries that operated the salvage auction business to IAA. The Distribution is expected to be a tax-free transaction under provisions of the Internal Revenue Code. Following the Distribution, IAA became an independent publicly-traded company and is listed on the New York Stock Exchange under the symbol “IAA”.

In connection with the Separation, on the Separation Date, the Company paid a dividend to KAR of $1,278.0 million, which included $456.6 million to settle intercompany debt and $40.9 million for certain fixed assets transferred to the Company by KAR on the Separation Date. The Company also paid KAR $117.7 million to settle other intercompany accounts in connection with the Separation.

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
Basis of Presentation
Until the Separation Date, the Company operated as a separate reportable segment within KAR and, since the Separation Date, the Company has operated independently from KAR. The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2019 and condensed notes related thereto have been prepared from KAR’s historical accounting records and are presented on a stand-alone basis as if IAA's operations had been conducted independently from KAR for all periods prior to the Separation Date. Accordingly, prior to the Separation Date, KAR’s net investment in these operations (Net Parent Investment) was shown in lieu of stockholder’s (deficit) equity in the unaudited consolidated financial statements. The Company's historical results of operations, financial position and cash flows presented in the unaudited consolidated financial statements may not be indicative of what they would have been had the Company actually been a separate stand-alone entity during such periods, nor are they necessarily indicative of the Company's future results of operations, financial position and cash flows.
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
As of June 28, 2020 and December 29, 2019, the Company had accrued income taxes of $19.6 million and $1.5 million, respectively, which were included in Other accrued expenses within the Consolidated Balance Sheets.
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
Reclassification
Certain amounts reported in the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019 have been reclassified to conform to the current year’s presentation. The reclassification is related to the presentation of outstanding checks of one of the Company's subsidiaries. The reclassification reduced cash and cash equivalents by $11.7 million, and decreased other accrued expenses by the same amount at December 30, 2018, and reduced cash and cash equivalents by $2.4 million and decreased other accrued expenses by the same amount as of June 30, 2019. As a result of this reclassification, certain line items have been amended in the Consolidated Statements of Cash Flows.
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
Transactions between KAR and the Company, with the exception of purchase transactions and reimbursements for payments made to third-party service providers by KAR on behalf of the Company, are reflected in equity in the three and six months ended June 30, 2019 Consolidated Statements of Stockholders' (Deficit) Equity as “Net Parent Investment” and in the six months ended June 30, 2019 Consolidated Statements of Cash Flows as a financing activity in “Net cash transfers to Parent and affiliates.”
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

Allocated corporate costs included in selling, general and administrative expenses were $1.1 million and $2.8 million for the three and six months ended June 30, 2019, respectively. The allocated corporate costs were associated with human resources, risk management, information technology and certain finance and other functions.
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
Transactions with Other KAR Businesses
The Company purchases goods and services from KAR’s other businesses. The cost of products and services obtained from these other businesses was $0.2 million for both the three months ended June 28, 2020 and June 30, 2019, and $0.5 million for both the six months ended June 28, 2020 and June 30, 2019.

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

Tax Matters Agreement

The tax matters agreement generally governs IAA's and KAR’s respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Separation, the Distribution or certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes for any tax period ending on or before the Separation Date, as well as tax periods beginning after the date of the Distribution.

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

The employee matters agreement entered into with KAR in connection with the Separation required that the outstanding KAR equity awards held by IAA employees and non-employee directors be converted into adjusted awards of IAA pursuant to the 2019 OSIP. The awards were adjusted based on the following principles:
•For each award recipient, the intent was to maintain the economic value of those awards before and after the Separation Date; and
•The terms of the equity awards, such as the vesting schedule, will generally continue unchanged, except that the performance criteria for certain performance-based restricted stock units ("PRSUs") granted in 2019 were subject to adjusted performance criteria. Such PRSUs were converted into time-based restricted stock units ("RSUs") with two-year cliff vesting in February 2020, since the adjusted performance criteria were determined to have been met.

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

Benefits granted under the 2019 OSIP may be granted in any one or a combination of (i) options to purchase IAA common stock; (ii) IAA share appreciation rights (“SARs”); (iii) restricted shares of IAA common stock; (iv) other IAA stock-based awards; or (v) other cash-based awards. Options, restricted shares, and other share-based awards or cash awards may constitute performance-based awards. The granting or vesting of any performance-based awards will be based on achievement of performance objectives that are based on one or more financial or business criteria, with respect to one or more business units of IAA and its subsidiaries as a whole. Such financial or business criteria may be adjusted to account for unusual or infrequently occurring items or changes in accounting.

Participants include any employee, director, independent contractor or consultant of IAA or any affiliate of IAA selected to receive awards under the 2019 OSIP, and, upon his or her death, his or her successors, heirs, executors and administrators, as the case may be. As of June 28, 2020, the number of common shares reserved and available for awards under the 2019 OSIP is 4,661,799, subject to adjustment made in accordance with the 2019 OSIP. Upon the occurrence of certain corporate events that affect the common stock, including but not limited to any extraordinary cash dividend, stock split, reorganization or other relevant change in capitalization, appropriate adjustments may be made with respect to the number of shares available for grants under the 2019 OSIP, the number of shares covered by outstanding awards and the maximum number of shares that may be granted to any participant.

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

The following table summarizes the Company's stock-based compensation expense by type of award granted under both the KAR plans and the 2019 OSIP (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Performance-based Restricted Stock Units	$0.4	$0.2	$0.6	$0.4
Restricted Stock Units and Awards	1.8	0.7	3.5	1.5
Stock Options	0.2	—	0.4	—
Total Stock-based Compensation Expense	$2.4	$0.9	$4.5	$1.9

The following table summarizes the stock-based awards granted by the Company to certain employees and non-employee directors in accordance with the 2019 OSIP during the six months ended June 28, 2020:

	Three Months Ended June 28, 2020		Three Months Ended March 29, 2020
	Number of Awards Granted	Weighted Average Grant Date Fair Value	Number of Awards Granted	Weighted Average Grant Date Fair Value
Performance-based Restricted Stock Units	426	$40.57	99,264	$50.11
Restricted Stock Awards	25,704	42.99	1,127	48.05
Restricted Stock Units	1,862	40.57	114,252	48.05

The performance-based restricted stock units granted to certain executive officers and management of the Company vest at the end of a three-year performance period if and to the extent that the Company's three year average return on invested capital achieves certain specified goals. The restricted share awards granted to non-employee directors vest in four equal installments over a one year vesting term. The restricted stock units granted to certain executive officers and management of the Company are contingent upon continued employment and have a three year vesting term.
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
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net income	$33.2	$51.3	$77.9	$105.8
Weighted average common shares outstanding	133.8	133.4	133.9	133.4
Effect of dilutive stock awards	0.8	0.7	1.0	0.7
Weighted average common shares outstanding and potential common shares	134.6	134.1	134.9	134.1
Net income per share
Basic	$0.25	$0.38	$0.58	$0.79
Diluted	$0.25	$0.38	$0.58	$0.79

The weighted number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities and awards subject to performance conditions which have not been fully satisfied at the end of respective reporting periods:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Anti-dilutive awards	0.4	—	0.3	—
Awards subject to performance conditions not fully satisfied	—	0.8	—	0.8
Total	0.4	0.8	0.3	0.8

Note 5—Long-Term Debt
Long-term debt consisted of the following (in millions):

	June 28, 2020	December 29, 2019
Term Loan Facility	$774.0	$778.0
Notes	500.0	500.0
Total debt	1,274.0	1,278.0
Unamortized debt issuance costs	(24.0)	(23.3)
Current maturities of long-term debt	—	—
Long-term debt	$1,250.0	$1,254.7

Credit Facility

On June 28, 2019, the Company entered into a credit agreement (the “Credit Agreement”), which provides for, among other things: (i) a seven-year senior secured term loan facility in an aggregate principal amount of $800 million (the “Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of $225 million (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facility”). On May 1, 2020, the Company entered into an amendment to its Credit Agreement to increase the aggregate principal amount able to be borrowed under the Revolving Credit Facility by $136.0 million to $361.0 million. The Revolving Credit Facility includes a $50 million sub-limit for issuance of letters of credit and a $50 million sublimit for swing line loans, which can be borrowed on same-day notice.

The Term Loan Facility matures on June 28, 2026. During the six months ended June 28, 2020, the Company made an optional principal pre-payment of $4.0 million on the Term Loan Facility. As of June 28, 2020 and December 29, 2019, the interest rate per annum for the Term Loan Facility was 2.4% and 4.0%, respectively.

The Revolving Credit Facility matures on June 28, 2024. As of June 28, 2020, no amounts were outstanding under the Revolving Credit Facility.

The Credit Agreement contains affirmative and negative covenants that are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company's affiliates. The Credit Agreement also requires the Company to maintain a maximum Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.50 to 1.00 as of each test date on which any Revolving Loans (as defined in the Credit Agreement) are outstanding. The Company was in compliance with the covenants in the Credit Agreement at June 28, 2020.

Notes

On June 6, 2019, the Company issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027 (the “Notes”). The Notes mature on June 15, 2027. Interest on the Notes is due on June 15 and December 15 of each year and accrues at a rate of 5.500% per annum.

The Notes contain covenants which, among other things, limit the Company and its restricted subsidiaries’ ability to pay dividends on or make other distributions in respect of equity interests or make other restricted payments, make certain investments, incur liens on certain assets to secure debt, sell certain assets, consummate certain mergers or consolidations or sell all or substantially all assets, or designate subsidiaries as unrestricted. The Company was in compliance with the covenants at June 28, 2020.

Other

At December 30, 2018, the Company had intercompany debt with KAR of $456.6 million. This debt was eliminated in the Separation. This debt was comprised of three promissory notes, payable on demand, with a weighted average interest rate of 8.27%.

At June 28, 2020, the Company had outstanding letters of credit in the aggregate amount of $6.5 million, of which $6.1 million reduce the amount available for borrowings under its Revolving Credit Facility. At December 29, 2019, the Company had outstanding letters of credit in the aggregate amount of $7.0 million, all of which reduce the amount available for borrowings under its Revolving Credit Facility.

Fair Value of Debt
As of June 28, 2020, the estimated fair value of the Company's long-term debt was $1,264.4 million. The estimates of fair value were based on broker-dealer quotes for the Company's debt as of June 28, 2020. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Note 6—Leases
The Company leases property, software, automobiles, trucks and trailers, pursuant to operating lease agreements. The Company also leases furniture, fixtures and equipment under finance leases. The leases have varying remaining lease terms with leases expiring through 2038, some of which include options to extend the leases.
The components of leases expense were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Operating lease cost	$33.6	$28.8	$66.3	$56.1

Finance lease cost:
Amortization of right-of-use assets	$3.6	$3.8	$7.3	$7.6
Interest on lease liabilities	0.3	0.2	0.5	0.5
Total finance lease cost	$3.9	$4.0	$7.8	$8.1

Supplemental cash flow information related to leases was as follows (in millions):

	Six Months Ended
	June 28, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$63.8	$54.7
Operating cash flows related to finance leases	$0.5	$0.5
Financing cash flows related to finance leases	$7.5	$8.3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$116.7	$49.0
Finance leases	$8.3	$—

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	June 28, 2020	December 29, 2019
Operating Leases
Operating lease right-of-use assets	$927.8	$811.1
Accumulated amortization	(117.9)	(75.2)
Operating lease right-of-use assets, net	$809.9	$735.9
Other accrued expenses	$76.0	$68.6
Operating lease liabilities	778.3	709.5
Total operating lease liabilities	$854.3	$778.1
Finance Leases
Property and equipment, gross	$134.8	$127.4
Accumulated depreciation	(98.5)	(90.9)
Property and equipment, net	$36.3	$36.5
Other accrued expenses	$11.6	$12.4
Other liabilities	14.7	12.6
Total finance lease liabilities	$26.3	$25.0
Weighted Average Remaining Lease Term (Years)
Operating leases	11.55	11.81
Finance leases	2.87	1.58
Weighted Average Discount Rate
Operating leases	5.6%	5.7%
Finance leases	3.7%	4.6%

Maturities of lease liabilities as of June 28, 2020 were as follows (in millions):

	Operating Leases	Finance Leases
2020 (excluding the six months ended June 28, 2020)	$59.6	$6.2
2021	120.5	10.3
2022	107.0	5.4
2023	98.3	3.1
2024	93.1	2.5
2025	89.4	0.3
Thereafter	612.7	—
	1,180.6	27.8
Less imputed interest	(326.3)	(1.5)
Total	$854.3	$26.3

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
IAA—Lower Duwamish Waterway
Beginning in June 2004, IAA operated a branch on property it leased in Tukwila, Washington just south of Seattle. The property is located adjacent to a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site"). The LDW Site had been designated a Superfund site in 2001, three years prior to IAA’s tenancy. On March 25, 2008, the United States Environmental Protection Agency (the "EPA") issued IAA a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") related to the LDW Site. On November 7, 2012, the EPA issued IAA a Second General Notice of Potential Liability (the "Second General Notice") for the LDW Site. The EPA's website indicates that the EPA has issued general notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities related to the LDW Site. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believed IAA may be a Potentially Responsible Party ("PRP"), but the EPA did not specify the factual basis for this assertion. At this time, the EPA still has not specified the factual basis for this assertion and has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. Four PRPs, The Boeing Company, the City of Seattle, the Port of Seattle and King County - the Lower Duwamish Waterway Group ("LDWG"), have funded a remedial investigation and feasibility study related to the cleanup of the LDW Site. In December 2014, the EPA issued a Record of Decision ("ROD"), detailing the final cleanup plan for the LDW Site. The ROD estimated the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup was 17 years, including 7 years of active remediation, and 10 years of monitored natural recovery. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. On February 11, 2016, IAA received a Notice of Intent letter from the United States National Oceanic and Atmospheric Administration informing IAA that the Elliott Bay Trustee Council were beginning to conduct an injury assessment for natural resource damages in the LDW. The Notice of Intent indicated that the decision of the trustees to proceed with this natural resources injury assessment followed a pre-assessment screen performed by the trustees. Shortly thereafter, in a letter dated August 16, 2016, EPA issued a status update to the PRPs at the LDW Site. The letter stated that EPA expected the bulk of the pre-remedial design work currently being performed by the LDWG to be completed by the beginning of 2018, with the Remedial Design/Remedial Action ("RD/RA") phase to follow. The EPA previously anticipated that the pre-design work would be completed sometime during 2018, and the Company is not aware of any further information regarding that schedule. Accordingly, RD/RA negotiations with all PRPs may begin sometime in 2020.
In addition, the Washington State Department of Ecology ("Ecology") is working with the EPA in relation to the LDW Site, primarily to investigate and address sources of potential contamination contributing to the LDW Site. In 2007, IAA installed a stormwater capture and filtration system designed to treat sources of potential contamination before discharge to the LDW Site. The immediate-past property owner, the former property owner and IAA have had discussions with Ecology concerning possible source control measures, including an investigation of the water and soils entering the stormwater system, an analysis of the source of contamination identified within the system, if any, and possible repairs and upgrades to the stormwater system if required. As of May 31, 2020, IAA ceased all operations at the site and terminated its remaining lease of the property in June 2020. Accordingly, IAA submitted a Notice of Termination of its stormwater permit to Ecology, discontinuing IAA’s ongoing obligations around the stormwater system maintenance and any additional source control measures.

At this time, the Company has not received any further notices from the EPA and still does not have adequate information to determine IAA's liability, if any, for contamination at this site, or to estimate IAA's loss as a result of this potential liability which might have been incurred during IAA’s occupancy.
Note 8—Segment Information
The Company has two operating segments: United States and International. The Company's two operating segments represent its two reportable segments. These segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results.

Financial information regarding the Company's reportable segments is set forth below as of and for the three and six months ended June 28, 2020 (in millions):

	Three Months Ended June 28, 2020			Six Months Ended June 28, 2020
	United States	International	Total	United States	International	Total
Revenues	$265.9	$30.9	$296.8	$587.0	$76.4	$663.4
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	162.4	22.7	185.1	360.4	55.7	416.1
Selling, general and administrative	32.9	1.4	34.3	68.0	4.3	72.3
Depreciation and amortization	18.0	1.6	19.6	38.8	3.3	42.1
Total operating expenses	213.3	25.7	239.0	467.2	63.3	530.5
Operating profit	52.6	5.2	57.8	119.8	13.1	132.9
Interest expense, net	13.8	—	13.8	29.9	(0.1)	29.8
Other expense (income), net	—	0.1	0.1	(0.1)	(0.5)	(0.6)
Income before income taxes	38.8	5.1	43.9	90.0	13.7	103.7
Income taxes	11.0	(0.3)	10.7	23.8	2.0	25.8
Net income	$27.8	$5.4	$33.2	$66.2	$11.7	$77.9
Total assets	$2,084.7	$188.8	$2,273.5	$2,084.7	$188.8	$2,273.5

Financial information regarding the Company's reportable segments is set forth below as of and for the three and six months ended June 30, 2019 (in millions):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	United States	International	Total	United States	International	Total
Revenues	$320.5	$45.9	$366.4	$634.8	$88.8	$723.6
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	195.8	31.9	227.7	384.9	61.2	446.1
Selling, general and administrative	30.7	3.0	33.7	60.7	6.6	67.3
Depreciation and amortization	20.5	1.6	22.1	40.5	3.4	43.9
Total operating expenses	247.0	36.5	283.5	486.1	71.2	557.3
Operating profit	73.5	9.4	82.9	148.7	17.6	166.3
Interest expense, net	11.9	—	11.9	21.6	—	21.6
Other income, net	(0.1)	(0.1)	(0.2)	—	(0.1)	(0.1)
Income before income taxes	61.7	9.5	71.2	127.1	17.7	144.8
Income taxes	17.3	2.6	19.9	34.0	5.0	39.0
Net income	$44.4	$6.9	$51.3	$93.1	$12.7	$105.8
Total assets	$1,829.0	$181.3	$2,010.3	$1,829.0	$181.3	$2,010.3
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
Note 10—Subsequent Events

On July 7, 2020, the Company entered into a credit agreement which provides for a revolving credit facility in an aggregate principal amount of $10.0 million Canadian dollars (the "Canadian Credit Facility"). The Canadian Credit Facility matures on July 6, 2021 and is secured by certain Canadian assets. The proceeds from the Canadian Credit Facility can be used by the Company's Canadian subsidiary for its working capital requirements, capital expenditures and general corporate purposes. Borrowings under this facility will bear interest at an amount equal to the rate calculated based on the type of borrowing, ranging from approximately 2.77% to 3.45%.

The Company has evaluated all events that occurred after the balance sheet date of June 28, 2020 through the date these financial statements were issued, and did not have any material recognizable events after June 28, 2020 other than described above.

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
Executive Overview
Our Business
We are a leading global marketplace connecting vehicle buyers and sellers. Leveraging leading-edge technology and focusing on innovation, our unique platform facilitates the marketing and sale of total-loss, damaged and low-value vehicles for a full spectrum of sellers. Headquartered in Westchester, IL, we have more than 200 facilities throughout the United States, Canada and the United Kingdom. We serve a global buyer base and a full spectrum of sellers, including insurance companies, dealerships, fleet lease and rental car companies, and charitable organizations. We offer sellers a comprehensive suite of services aimed at maximizing vehicle value, reducing administrative costs, shortening selling cycle time and delivering the highest economic returns. Our solutions provide global buyers with the vehicles they need to, among other things, fulfill their vehicle rebuild requirements, replacement part inventory or scrap demand. We provide global buyers with multiple bidding/buying digital channels, innovative vehicle merchandising, efficient evaluation services and digital bidding tools, enhancing the overall purchasing experience.
In April 2020, we completed the roll-out of our buyer digital transformation. As a result, we have shifted to a fully online, digital auction model, resulting in a reduction of costs previously associated with the physical auctions.
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
COVID-19 Impact on our Business
The outbreak of the coronavirus disease (COVID-19), which was declared by the World Health Organization to be a pandemic on March 11, 2020, continues to severely impact worldwide economic activities. In an effort to contain and combat the spread of COVID-19, government and health authorities around the world took extraordinary and wide-ranging actions, including orders to close all business not deemed “essential”, quarantines, “stay-at-home” orders, and the practice of social distancing. Although some of these governmental restrictions have since been lifted or scaled back, a recent surge of COVID-19 infections has resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented in response to efforts to reduce the spread of COVID-19.
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
The stay-at-home orders that were executed across North-America and the United Kingdom in mid-March had a significant impact on our business as the significant decline in miles driven translated into a reduction in the number of car accidents, and in turn a reduction in vehicle assignments. Notwithstanding this decline in miles driven, our net revenue per vehicle sold increased due to lower supply of vehicles and continued strong demand from buyers, combined with benefits from our buyer digital transformation and enhanced service offerings. Following the lifting of the stay-at-home orders in late April, we began to see a stabilization in assignments as certain economies began to re-open. By the end of June 2020, miles driven were essentially back to the pre-COVID-19 levels while vehicle assignments were slightly lower at the end of June 2020 and into July as compared to the pre-COVID-19 levels in early March. Given that there is a lag before the decline in assignments impacts the volume of vehicles sold, we are continuing to see an impact on units sold.
In response to the uncertainty surrounding COVID-19, we took a series of actions during second quarter of fiscal 2020 to reduce costs and cash outlays, including, but not limited to, a temporary reduction in salaries at the senior leadership level, a temporary reduction in the annual cash retainer payable in quarterly installments to directors, aggressive cost reductions across all departments, temporarily reduced branch labor hours across most locations, employee furloughs in select locations and a reduction or deferral of certain non-critical capital spending. In addition, we enhanced our liquidity position by entering into an amendment to our Credit Agreement to increase the aggregate principal amount to be borrowed under our Revolving Credit Facility (as defined below) by $136.0 million to $361.0 million. Although we have begun to see a stabilization in vehicle assignments as certain economies began to reopen in late April, we are continuing to actively monitor the rapidly evolving situation and guidance from the government and public health authorities and we may take additional actions that we determine are in the best interest of the Company and all our stakeholders.
The COVID-19 pandemic had limited impact on our operations in the first quarter of fiscal 2020, but adversely affected our operations in the second quarter of fiscal 2020 and may continue to do so thereafter, particularly if the buyer demand declines or the stabilization in assignments and miles driven is not sustained. All of the factors described above may have far-reaching impacts on our business, operations, and financial results and conditions, directly and indirectly, including, but not limited to, impacts on vehicle assignments, branch operations, the health of our management and employees, and on the overall economy.
Given the dynamic nature of these circumstances, the severity and duration of business disruption and the related financial effects cannot be reasonably estimated at this time. However, we expect COVID-19 and the efforts taken to reduce its spread to have a negative impact on our consolidated financial statements in fiscal 2020, the impact of which may continue to be material. See Item 1A, Risk Factors for additional information.
Sources of Revenues and Expenses
A significant portion of our revenue is derived from auction fees and related services associated with our salvage auctions. Our revenue earned from buyers represents fees charged based on a tiered structure that increases with the sales price of the vehicle as well as service fees for additional services. Our revenue earned from sellers represents the combination of the inbound tow, processing, storage, titling, enhancing and auctioning of the vehicle. We purchase only a small amount of vehicles as the majority of our business comprises auctioning vehicles on consignment. However, when we do purchase vehicles, we record the entire sale price as revenue and the purchase price as cost of services, which results in lower gross margin versus vehicles sold at auction on a consignment basis. Although auction revenues primarily include the auction services and related fees, our related receivables and payables include the gross value of the vehicles sold.
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
Factors Affecting Comparability of Financial Results
Historical KAR Cost Allocations versus IAA as a Stand-Alone Company:
Our historical consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The financial statements for periods prior to the Separation include certain expenses of KAR that were allocated to IAA for certain corporate functions including accounting, treasury, tax, internal audit, risk management, human resources, safety, and security, and information technology risk. These costs may not be representative of the costs IAA will incur as an independent, publicly traded company. In addition, our financial information for periods prior to the Separation does not reflect changes that IAA expects to experience as a result of IAA’s separation from KAR, including changes in IAA’s cost structure, personnel needs, tax structure, capital structure, financing and business operations. The consolidated financial statements also do not reflect the assignment of certain assets and liabilities between KAR and IAA. Consequently, the financial information included herein may not necessarily reflect IAA’s financial position, results of operations and cash flows in the future or what IAA’s financial position, results of operations and cash flows would have been had IAA been an independent, publicly traded company during the periods prior to the Separation.
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
We used the net proceeds from the Notes offering, together with borrowings under the Term Loan Facility and the Revolving Credit Facility, to make a cash distribution to KAR and to pay fees and expenses related to the Separation and Distribution. We used the remaining proceeds from the Term Loan Facility and borrowings under the Revolving Credit Facility for our ongoing working capital needs and general corporate purposes.
Acquisitions:
On July 31, 2019, we acquired Decision Dynamics, Inc. ("DDI"), a leading electronic lien and title technology firm located in Lexington, South Carolina for $19.2 million which includes the fair value of contingent consideration of $2.5 million.
COVID-19:
The outbreak of COVID-19 pandemic and the efforts taken to reduce its spread had limited impact on our operations in the first quarter of fiscal 2020, but adversely affected our operations in the second quarter of fiscal 2020. See above under "COVID-19 Impact on our Business" for additional information.

Results of Operations

	Three Months Ended		Change			Six Months Ended		Change
(Dollars in millions)	June 28, 2020	June 30, 2019	$	%		June 28, 2020	June 30, 2019	$	%

Revenues	$296.8	$366.4	$(69.6)	(19.0)%		$663.4	$723.6	$(60.2)	(8.3)%
Cost of services*	185.1	227.7	(42.6)	(18.7)%		416.1	446.1	(30.0)	(6.7)%
Gross profit*	111.7	138.7	(27.0)	(19.5)%		247.3	277.5	(30.2)	(10.9)%
Gross margin	37.6%	37.9%		(30)	bp	37.3%	38.3%		(100)	bp
Selling, general and administrative	34.3	33.7	0.6	1.8%		72.3	67.3	5.0	7.4%
Depreciation and amortization	19.6	22.1	(2.5)	(11.3)%		42.1	43.9	(1.8)	(4.1)%
Operating profit	57.8	82.9	(25.1)	(30.3)%		132.9	166.3	(33.4)	(20.1)%
Interest expense, net	13.8	11.9	1.9	16.0%		29.8	21.6	8.2	38.0%
Other expense (income), net	0.1	(0.2)	0.3	NM**		(0.6)	(0.1)	(0.5)	NM**
Income before income taxes	43.9	71.2	(27.3)	(38.3)%		103.7	144.8	(41.1)	(28.4)%
Income taxes	10.7	19.9	(9.2)	(46.2)%		25.8	39.0	(13.2)	(33.8)%
Net income	$33.2	$51.3	$(18.1)	(35.3)%		$77.9	$105.8	$(27.9)	(26.4)%
Net income per share
Basic	$0.25	$0.38	$(0.13)	(34.2)%		$0.58	$0.79	$(0.21)	(26.6)%
Diluted	$0.25	$0.38	$(0.13)	(34.2)%		$0.58	$0.79	$(0.21)	(26.6)%
________________
* Exclusive of depreciation and amortization
** NM - Not meaningful
Revenues

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 28, 2020	June 30, 2019	$	%	June 28, 2020	June 30, 2019	$	%
United States	$265.9	$320.5	$(54.6)	(17.0)%	$587.0	$634.8	$(47.8)	(7.5)%
International	30.9	45.9	(15.0)	(32.7)%	76.4	88.8	(12.4)	(14.0)%
Total revenues	$296.8	$366.4	$(69.6)	(19.0)%	$663.4	$723.6	$(60.2)	(8.3)%

Three Months Ended June 28, 2020 versus June 30, 2019
United States revenues decreased $54.6 million primarily due to lower volumes of 28% which resulted from the COVID-19 pandemic. This decrease in volume was partially offset by an increase in revenue per vehicle sold of 14% as buyer demand outpaced supply, as well as benefits achieved from the completion of our buyer digital transformation and enhanced service offerings. Additionally, the DDI acquisition contributed $2.4 million to revenues during the three months ended June 28, 2020.

International revenues decreased $15.0 million primarily due to lower volumes of 39% which resulted from the COVID-19 pandemic and an unfavorable foreign currency impact of $1.2 million. These decreases were partially offset by an increase in revenue per vehicle sold of 15% as buyer demand outpaced supply.

Six Months Ended June 28, 2020 versus June 30, 2019
United States revenues decreased $47.8 million primarily due to lower volumes of 15% which resulted from the COVID-19 pandemic. This decrease in volume was partially offset by an increase in revenue per vehicle sold of 8% as buyer demand outpaced supply, as well as benefits achieved from the completion of our buyer digital transformation and enhanced service offerings. Additionally, the DDI acquisition contributed $4.8 million to revenue during the six months ended June 28, 2020.

International revenues decreased $12.4 million primarily due to lower volumes of 16% which resulted from the COVID-19 pandemic and an unfavorable foreign currency impact of $1.6 million, partially offset by an increase in revenue per vehicle sold of 4%.

Gross profit

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 28, 2020	June 30, 2019	$	%	June 28, 2020	June 30, 2019	$	%
United States	$103.5	$124.7	$(21.2)	(17.0)%	$226.6	$249.9	$(23.3)	(9.3)%
International	8.2	14.0	(5.8)	(41.4)%	20.7	27.6	(6.9)	(25.0)%
Total gross profit	$111.7	$138.7	$(27.0)	(19.5)%	$247.3	$277.5	$(30.2)	(10.9)%
Gross profit is defined as total consolidated revenues minus cost of services and excludes depreciation and amortization.

Three Months Ended June 28, 2020 versus June 30, 2019
United States gross profit decreased $21.2 million primarily due to lower volume and an increase in occupancy costs, partially offset by higher revenue per vehicle sold, cost reductions in response to the COVID-19 pandemic and from the buyer digital transformation.
International gross profit decreased $5.8 million mainly due to lower volume partially offset by higher revenue per vehicle sold and cost reductions in response to the COVID-19 pandemic.

Six Months Ended June 28, 2020 versus June 30, 2019
United States gross profit decreased $23.3 million primarily due to lower volume and an increase in occupancy costs, partially offset by higher revenue per vehicle sold, cost reductions in response to the COVID-19 pandemic and from the buyer digital transformation.
International gross profit decreased $6.9 million primarily due to lower volume partially offset by higher revenue per vehicle sold and cost reductions in response to the COVID-19 pandemic.

Selling, General and Administrative

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 28, 2020	June 30, 2019	$	%	June 28, 2020	June 30, 2019	$	%
United States	$32.9	$30.7	$2.2	7.2%	$68.0	$60.7	$7.3	12.0%
International	1.4	3.0	(1.6)	(53.3)%	4.3	6.6	(2.3)	(34.8)%
Total selling, general and administrative expenses	$34.3	$33.7	$0.6	1.8%	$72.3	$67.3	$5.0	7.4%

Three Months Ended June 28, 2020 versus June 30, 2019
United States selling, general and administrative expenses increased $2.2 million primarily due to incremental costs of $3.8 million related to IAA becoming a stand-alone public company, an increase in the provision for credit losses of $3.1 million, and additional costs from the DDI acquisition of $1.6 million; partially offset by cost reductions in response to the COVID-19 pandemic and lower incentive compensation.

International selling, general and administrative expenses decreased $1.6 million primarily due to a decrease in the provision for credit losses of $0.6 million, cost reductions in response to the COVID-19 pandemic and lower incentive compensation.

Six Months Ended June 28, 2020 versus June 30, 2019

United States selling, general and administrative expenses increased $7.3 million primarily due to incremental costs of $7.4 million related to IAA becoming a stand-alone public company, an increase in the provision for credit losses of $2.8 million, higher professional services costs of $2.3 million and additional costs from the DDI acquisition of $2.9 million. These were partially offset by cost reductions in response to the COVID-19 pandemic and lower incentive compensation.

International selling, general and administrative expenses decreased $2.3 million primarily due to cost reductions in response to the COVID-19 pandemic and lower incentive compensation.

Depreciation and Amortization

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 28, 2020	June 30, 2019	$	%	June 28, 2020	June 30, 2019	$	%
United States	$18.0	$20.5	$(2.5)	(12.2)%	$38.8	$40.5	$(1.7)	(4.2)%
International	1.6	1.6	—	—%	3.3	3.4	(0.1)	(2.9)%
Total depreciation and amortization	$19.6	$22.1	$(2.5)	(11.3)%	$42.1	$43.9	$(1.8)	(4.1)%

Depreciation and amortization for the three months ended June 30, 2020 decreased $2.5 million compared to the prior year comparable period as there were fewer intangible assets to amortize within the United States segment in the second quarter of fiscal 2020.

Depreciation and amortization for the six months ended June 30, 2020 decreased $1.8 million as compared to the prior year comparable period as there were fewer intangible assets to amortize within the United States segment during the first six months of fiscal 2020. This decrease was partially offset by fixed assets placed in service within the United States segment during the first six months of fiscal 2020.

Interest Expense

Interest expense for the three and six months ended June 28, 2020 increased $1.9 million and $8.2 million, respectively, as compared to prior year comparable periods due to an increase in the average outstanding debt balance resulting from the Notes offering and borrowings under the Term Loan Facility in June 2019 in connection with the Separation.

Income Taxes

The effective tax rate was 24.4% for the three months ended June 28, 2020 as compared to 27.9% for the three months ended June 30, 2019. The effective tax rate for the three months ended June 30, 2019 was adversely impacted by certain discrete tax items of $1.2 million associated with the spin-off from KAR. The three months ended June 28, 2020 benefited from the implementation of certain tax optimization initiatives.

The effective tax rate was 24.9% for the six months ended June 28, 2020 as compared to 26.9% for the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2019 was adversely impacted by certain discrete tax items of $1.5 million associated with the spin-off from KAR. The six months ended June 28, 2020 benefited from the implementation of certain tax optimization initiatives.
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

On the Separation Date, our capital structure and sources of liquidity changed significantly. We no longer participate in cash management and funding arrangements with KAR. Subsequent to the Separation Date, our principal source of liquidity consists of cash generated by operations, and our revolving credit facilities provide another source of liquidity as needed. Our internally generated cash flow will be used to invest in new products and services, fund capital expenditures and working capital requirements, and is expected to be adequate to service any future debt, and fund future acquisitions, if any. Our ability to fund these capital needs will depend on our ongoing ability to generate cash from operations and to access borrowings under our revolving credit facilities and the capital markets. We believe that our cash on hand, future cash from operations, borrowings available under our revolving credit facilities and access to the debt and capital markets will provide adequate resources to fund our operating and financing needs for at least the next twelve months.

Working Capital
A substantial amount of our working capital is generated from the payments received for services provided. The majority of our working capital needs are short-term in nature, usually less than three months in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and branch. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in our accounts and on our balance sheet that is unavailable for use until it is made available by the various financial institutions. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, we cannot offset all the cash and the outstanding checks on our balance sheet. Changes in working capital vary from quarter-to-quarter as a result of the timing of collections and disbursements of funds to consignors from auctions held near period end.
Approximately $32.2 million of available cash was held by our foreign subsidiaries as of June 28, 2020. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and foreign withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
Summary of Cash Flows

	Six Months Ended
(in millions)	June 28, 2020	June 30, 2019	Change
Net cash provided by (used by):
Operating activities	$217.3	$162.1	$55.2
Investing activities	(22.0)	(37.4)	15.4
Financing activities	(54.7)	(132.1)	77.4
Effect of exchange rate on cash	(0.7)	0.7	(1.4)
Net increase (decrease) in cash and cash equivalents	$139.9	$(6.7)	$146.6
Net cash flow provided by operating activities during the six months ended June 28, 2020 increased by $55.2 million as compared to the six months ended June 30, 2019. The increase in operating cash flow was primarily attributable to changes in operating assets resulting from depletion of consignment vehicle inventory due to the COVID-19 pandemic and the timing of cash payments for taxes, partially offset by deleveraging of certain expenses.
Net cash used by investing activities was $22.0 million for the six months ended June 28, 2020 as compared to $37.4 million for the six months ended June 30, 2019. The decrease in net cash used by investing activities was primarily due to a decrease in cash used for capital expenditures. See "Capital Expenditures" below for additional information.
Net cash used by financing activities was $54.7 million for the six months ended June 28, 2020 as compared to $132.1 million for the six months ended June 30, 2019. The decrease in net cash used by financing activities was primarily attributable to dividends and distributions paid to KAR prior to and at the time of Separation, partially offset by net proceeds from the Notes offering and our Term Loan Facility (as defined below) in June 2019, and an increase in bank overdrafts during the first six months of fiscal 2020 as a result of timing of disbursements to our vendors.
Our Outstanding Indebtedness

In connection with the Separation, on June 28, 2019 we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto from time to time (the “Credit Agreement”), which provides for, among other things, a term loan facility (the "Term Loan Facility") in an aggregate principal amount of $800 million and a revolving credit facility (the "Revolving Credit Facility") in an aggregate principal amount of $225.0 million. On May 1, 2020, in response to the uncertainty around COVID-19, we entered into an amendment to the Credit Agreement to increase the aggregate principal amount able to be borrowed under the Revolving Credit Facility by $136.0 million to $361.0 million. The Revolving Credit Facility also includes a $50.0 million sub-limit for issuance of letters of credit and a $50.0 million sublimit for swing line loans, which can be borrowed on same-day notice. As of June 28, 2020, no amounts were outstanding under the Revolving Credit Facility. We were in compliance with the covenants in the Credit Agreement at June 28, 2020. See Note 5 - Debt in the notes to consolidated financial statements for additional information.

During the third quarter of fiscal 2019, we repaid $12.0 million of the Term Loan Facility, consisting of $2.0 million required principal payment and a $10.0 million optional principal pre-payment. During the fourth quarter of fiscal 2019, we made an optional principal pre-payment of $10.0 million of the Term Loan Facility. During the first quarter of fiscal 2020, we made an optional principal pre-payment of $4.0 million of the Term Loan Facility. We made no optional principal pre-payments of the Term Loan Facility during the second quarter of fiscal 2020. As of June 28, 2020, $774.0 million was outstanding under the Term Loan Facility.

On June 6, 2019, we issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027. We must pay interest on the Notes in cash on June 15 and December 15 of each year at a rate of 5.500% per annum, with the first interest payment date being December 15, 2019. The Notes will mature on June 15, 2027. The net proceeds from the Notes offering, together with borrowings under our prior senior credit facility, were used to make a cash distribution to KAR and to pay fees and expenses related to the Separation. We were in compliance with the covenants in the indenture governing the Notes at June 28, 2020. See Note 5 - Debt in the notes to consolidated financial statements for additional information.

Subsequent to June 28, 2020, we entered into a credit agreement which provides for a revolving credit facility in an aggregate principal amount of $10.0 million Canadian dollars. See Note 10 - Subsequent Events for additional information.
Capital Expenditures
Capital expenditures for the six months ended June 28, 2020 and June 30, 2019 were $22.1 million and $37.5 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Our capital expenditures during the six months ended June 28, 2020 primarily related to real estate development and technology-based investments, including improvements in information technology systems and infrastructure. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies. In response to the uncertainty around COVID-19, we have reduced or deferred certain non-critical expenditures for fiscal 2020.
Off-Balance Sheet Arrangements
As of June 28, 2020, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended ("Exchange Act").
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 28, 2020.
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
Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K which was filed with the SEC on March 18, 2020 and under “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q which was filed with the SEC on May 6, 2020. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 18, 2020 and under “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q which was filed with the SEC on May 6, 2020.

Item 6. Exhibits, Financial Statement Schedules

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.†	8-K	001-38580	2.1	6/28/2019
3.1	Amended and Restated Certificate of Incorporation of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.1	6/28/2019
3.2	Amended and Restated By-laws of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.2	6/28/2019
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X*
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ (Deficit) Equity, (v) Consolidated Statements of Cash Flows, and (vi) Condensed Notes to Consolidated Financial Statements					X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

IAA, Inc.
(Registrant)

Date:	August 4, 2020	/s/ John W. Kett
John W. Kett President and Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2020	/s/ Vance C. Johnston
Vance C. Johnston Executive Vice President, Chief Financial Officer (Principal Financial Officer)