Form 10-Q
period 2020-09-27
IAA, Inc.
filed 2020-11-02
CIK 1745041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of October 28, 2020, 134,465,274 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
IAA, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenues	$338.0	$357.3	$1,001.4	$1,080.9
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	199.7	221.3	615.8	667.4
Selling, general and administrative	34.9	38.9	107.2	106.2
Depreciation and amortization	19.4	22.1	61.5	66.0
Total operating expenses	254.0	282.3	784.5	839.6
Operating profit	84.0	75.0	216.9	241.3
Interest expense, net	13.3	17.5	43.1	39.1
Other income, net	(0.2)	—	(0.8)	(0.1)
Income before income taxes	70.9	57.5	174.6	202.3
Income taxes	18.1	15.7	43.9	54.7
Net income	$52.8	$41.8	$130.7	$147.6
Net income per share
Basic	$0.39	$0.31	$0.98	$1.11
Diluted	$0.39	$0.31	$0.97	$1.10
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net income	$52.8	$41.8	$130.7	$147.6
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3.1	(1.8)	(2.6)	(4.5)
Comprehensive income	$55.9	$40.0	$128.1	$143.1
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Balance Sheets
(in millions, except per share amounts)

	September 27, 2020	December 29, 2019
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$216.2	$47.1
Accounts receivable, net of allowances of $7.5 and $4.2	323.5	335.9
Prepaid consigned vehicle charges	49.3	50.1
Other current assets	29.8	26.9
Total current assets	618.8	460.0
Non-current assets
Operating lease right-of-use assets, net of accumulated amortization of $140.4 and $75.2	823.7	735.9
Property and equipment, net of accumulated depreciation of $470.6 and $438.3	242.6	246.9
Goodwill	540.3	541.3
Intangible assets, net of accumulated amortization of $493.4 and $465.9	146.7	151.7
Other assets	16.7	15.4
Total non-current assets	1,770.0	1,691.2
Total assets	$2,388.8	$2,151.2

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$101.3	$96.4
Short-term right-of-use operating lease liability	75.6	68.6
Accrued employee benefits and compensation expenses	27.6	29.4
Other accrued expenses	61.9	49.3
Total current liabilities	266.4	243.7
Non-current liabilities
Long-term debt	1,250.9	1,254.7
Long-term right-of-use operating lease liability	794.1	709.5
Deferred income tax liabilities	63.1	63.7
Other liabilities	17.9	16.8
Total non-current liabilities	2,126.0	2,044.7
Commitments and contingencies (Note 7)
Stockholders' deficit
Preferred stock, $0.01 par value: authorized, 150.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: authorized, 750.0 shares; issued and outstanding, 134.4 shares at September 27, 2020 and 133.6 shares at December 29, 2019	1.3	1.3
Additional paid-in capital	9.0	3.5
Retained earnings (deficit)	3.6	(127.1)
Accumulated other comprehensive loss	(17.5)	(14.9)
Total stockholders' deficit	(3.6)	(137.2)
Total liabilities and stockholders' deficit	$2,388.8	$2,151.2
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' Deficit
(In millions)
(Unaudited)

	Three Months Ended September 27, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Balance at June 28, 2020	134.0	$1.3	$1.1	$(49.2)	$(20.6)	$(67.4)
Net income	—	—	—	52.8	—	52.8
Foreign currency translation adjustments, net of tax	—	—	—	—	3.1	3.1
Stock-based compensation expense	—	—	2.0	—	—	2.0
Common stock issued for the exercise and vesting of stock-based awards	0.4	—	6.1	—	—	6.1
Common stock issued for employee stock purchase plan	—	—	0.7	—	—	0.7
Withholding taxes on stock-based awards	—	—	(0.9)	—	—	(0.9)
Balance at September 27, 2020	134.4	$1.3	$9.0	$3.6	$(17.5)	$(3.6)

	Three Months Ended September 29, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Balance at July 1, 2019	133.4	$1.3	$—	$(214.5)	$(15.7)	$(228.9)
Net income	—	—	—	41.8	—	41.8
Foreign currency translation adjustments, net of tax	—	—	—	—	(1.8)	(1.8)
Stock-based compensation expense	—	—	1.4	—	—	1.4
Common stock issued for the exercise and vesting of stock-based awards	0.1	—	0.7	—	—	0.7
Withholding taxes on stock-based awards	—	—	(0.1)	—	—	(0.1)
Balance at September 29, 2019	133.5	$1.3	$2.0	$(172.7)	$(17.5)	$(186.9)
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' Deficit (continued)
(In millions)
(Unaudited)

	Nine Months Ended September 27, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Balance at December 29, 2019	133.6	$1.3	$3.5	$(127.1)	$(14.9)	$(137.2)
Net income	—	—	—	130.7	—	130.7
Foreign currency translation adjustments, net of tax	—	—	—	—	(2.6)	(2.6)
Stock-based compensation expense	—	—	6.5	—	—	6.5
Common stock issued for the exercise and vesting of stock-based awards	1.0	—	7.2	—	—	7.2
Common stock issued for employee stock purchase plan	—	—	0.7	—	—	0.7
Withholding taxes on stock-based awards	(0.2)	—	(8.9)	—	—	(8.9)
Balance at September 27, 2020	134.4	$1.3	$9.0	$3.6	$(17.5)	$(3.6)

	Nine Months Ended September 29, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance at December 30, 2018	—	$—	$—	$—	$576.2	$(13.0)	$563.2
Cumulative effect adjustment for adoption of ASC Topic 842, net of tax	—	—	—	—	1.1	—	1.1
Net income	—	—	—	41.8	105.8	—	147.6
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(4.5)	(4.5)
Stock-based compensation expense	—	—	1.4	—	1.9	—	3.3
Common stock issued for the exercise and vesting of stock-based awards	0.1	—	0.7	—	—	—	0.7
Withholding taxes on stock-based awards	—	—	(0.1)	—	—	—	(0.1)
Reclassification of net parent investment to common stock and additional paid-in capital	133.4	1.3	—	(214.5)	213.2	—	—
Dividend paid to KAR		—	—	—	(1,278.0)	—	(1,278.0)
Net transfer to Parent and affiliates	—	—	—	—	379.8	—	379.8
Balance at September 29, 2019	133.5	$1.3	$2.0	$(172.7)	$—	$(17.5)	$(186.9)
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 27, 2020	September 29, 2019
Operating activities
Net income	$130.7	$147.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.5	66.0
Operating lease expense	100.7	86.7
Stock-based compensation	6.5	3.2
Provision for credit losses	3.8	2.0
Amortization of debt issuance costs	3.1	1.1
Deferred income taxes	(0.6)	0.2
Gain on disposal of fixed assets	(0.5)	—
Changes in operating assets and liabilities, net of acquisitions:
Operating lease payments	(96.7)	(94.5)
Accounts receivable and other assets	1.4	11.5
Accounts payable and accrued expenses	55.3	20.8
Net cash provided by operating activities	265.2	244.6
Investing activities
Acquisition of businesses (net of cash acquired)	—	(16.8)
Purchases of property, equipment and computer software	(41.9)	(56.4)
Proceeds from the sale of property and equipment	0.5	0.1
Net cash used by investing activities	(41.4)	(73.1)
Financing activities
Net decrease in book overdrafts	(33.6)	(51.4)
Proceeds from debt issuance	—	1,300.0
Dividend paid to KAR	—	(1,278.0)
Payments of long-term debt	(4.0)	—
Finance lease payments	(11.4)	(10.9)
Net cash transfers to Parent and affiliates	—	(117.7)
Issuance of common stock under stock plans	7.2	0.7
Proceeds from issuance of employee stock purchase plan shares	0.7	—
Tax withholding payments for vested RSUs	(8.9)	(0.1)
Deferred financing costs	(2.9)	(25.2)
Payments of contingent consideration	(1.5)	—
Net cash used by financing activities	(54.4)	(182.6)
Effect of exchange rate changes on cash	(0.3)	(4.1)
Net increase (decrease) in cash and cash equivalents	169.1	(15.2)
Cash and cash equivalents at beginning of period	47.1	48.3
Cash and cash equivalents at end of period	$216.2	$33.1
Cash paid for interest, net	$34.5	$0.3
Cash paid for taxes, net	$44.3	$57.7
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
Basis of Presentation
Until the Separation Date, the Company operated as a separate reportable segment within KAR and, since the Separation Date, the Company has operated independently from KAR. The accompanying unaudited consolidated financial statements for the period from December 31, 2018 to the Separation Date and condensed notes related thereto have been prepared from KAR’s historical accounting records and are presented on a stand-alone basis as if IAA's operations had been conducted independently from KAR for all periods prior to the Separation Date. Accordingly, prior to the Separation Date, KAR’s net investment in these operations ("Net Parent Investment") was shown in lieu of stockholder’s deficit in the unaudited consolidated financial statements. The Company's historical results of operations, financial position and cash flows presented in the unaudited consolidated financial statements may not be indicative of what they would have been had the Company actually been a separate stand-alone entity during such periods, nor are they necessarily indicative of the Company's future results of operations, financial position and cash flows.
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
Fiscal Periods
The Company's fiscal year consists of 52 weeks with every fifth year consisting of 53 weeks and ending either the last Sunday in December or the first Sunday in January. Each of fiscal 2019 and fiscal 2020 contain 52 weeks.
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
Reclassification
Certain amounts reported in the Company's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2019 have been reclassified to conform to the current year’s presentation. The reclassification is related to the presentation of outstanding checks of one of the Company's subsidiaries. The reclassification reduced cash and cash equivalents by $11.7 million, and decreased other accrued expenses by the same amount at December 30, 2018, and reduced cash and cash equivalents by $16.7 million and decreased other accrued expenses by $5.0 million as of September 29, 2019. As a result of this reclassification, certain line items have been amended in the Consolidated Statements of Cash Flows.
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
Transactions between KAR and the Company, with the exception of purchase transactions and reimbursements for payments made to third-party service providers by KAR on behalf of the Company, are reflected in equity in the nine months ended September 29, 2019 Consolidated Statements of Stockholders' Deficit as “Net Parent Investment” and in the nine months ended September 29, 2019 Consolidated Statements of Cash Flows as a financing activity in “Net cash transfers to Parent and affiliates.”
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

Allocated corporate costs included in selling, general and administrative expenses were $2.8 million for the nine months ended September 29, 2019. The allocated corporate costs were associated with human resources, risk management, information technology and certain finance and other functions.
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
Transactions with Other KAR Businesses
The Company purchases goods and services from KAR’s other businesses. The cost of products and services obtained from these other businesses was $0.2 million and $0.3 million for the three months ended September 27, 2020 and September 29, 2019, respectively, and $0.7 million and $0.8 million for the nine months ended September 27, 2020 and September 29, 2019, respectively.

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
Note 3—Stock-Based Compensation Plans

Prior to the Separation, KAR issued equity awards from time to time to select employees and non-employee directors of IAA. In connection with the Separation, IAA created its own equity plan, the 2019 Omnibus Stock and Incentive Plan (as amended, the "2019 OSIP"), as described below under 2019 Omnibus Stock and Incentive Plan.
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

Participants include any employee, director, independent contractor or consultant of IAA or any affiliate of IAA selected to receive awards under the 2019 OSIP, and, upon his or her death, his or her successors, heirs, executors and administrators, as the case may be. As of September 27, 2020, the number of common shares reserved and available for awards under the 2019 OSIP is 4,820,617, subject to adjustment made in accordance with the 2019 OSIP. Upon the occurrence of certain corporate events that affect the common stock, including but not limited to any extraordinary cash dividend, stock split, reorganization or other relevant change in capitalization, appropriate adjustments may be made with respect to the number of shares available for grants under the 2019 OSIP, the number of shares covered by outstanding awards and the maximum number of shares that may be granted to any participant.

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

The following table summarizes the Company's stock-based compensation expense by type of award granted under both the KAR plans and the 2019 OSIP (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Performance-based Restricted Stock Units	$0.4	$0.3	$1.0	$0.7
Restricted Stock Units and Awards	1.4	1.0	4.9	2.5
Stock Options	0.2	—	0.6	—
Total Stock-based Compensation Expense	$2.0	$1.3	$6.5	$3.2

The following table summarizes the stock-based awards granted by the Company to certain employees and non-employee directors in accordance with the 2019 OSIP during the nine months ended September 27, 2020:

	Three Months Ended September 27, 2020		Nine Months Ended September 27, 2020
	Number of Awards Granted	Weighted Average Grant Date Fair Value	Number of Awards Granted	Weighted Average Grant Date Fair Value
Performance-based Restricted Stock Units	158	$49.85	99,848	$50.07
Restricted Stock Awards	—	$—	26,831	$43.20
Restricted Stock Units	535	$49.85	116,649	$47.94

The PRSUs granted to certain executive officers and management of the Company vest at the end of a three-year performance period if and to the extent that the Company's three year average return on invested capital achieves certain specified goals. The restricted share awards granted to non-employee directors vest in four equal installments over a one year vesting term. The RSUs granted to certain executive officers and management of the Company are contingent upon continued employment and have a three year vesting term.
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
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net income	$52.8	$41.8	$130.7	$147.6
Weighted average common shares outstanding	133.9	133.5	134.0	133.3
Effect of dilutive stock awards	0.9	1.2	1.0	0.9
Weighted average common shares outstanding and potential common shares	134.8	134.7	135.0	134.2
Net income per share
Basic	$0.39	$0.31	$0.98	$1.11
Diluted	$0.39	$0.31	$0.97	$1.10

The weighted number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities and awards subject to performance conditions which have not been fully satisfied at the end of respective reporting periods:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Anti-dilutive awards	0.2	0.1	0.3	0.1
Awards subject to performance conditions not fully satisfied	—	0.3	—	0.3
Total	0.2	0.4	0.3	0.4

Note 5—Long-Term Debt
Long-term debt consisted of the following (in millions):

	September 27, 2020	December 29, 2019
Term Loan Facility	$774.0	$778.0
Notes	500.0	500.0
Total debt	1,274.0	1,278.0
Unamortized debt issuance costs	(23.1)	(23.3)
Current maturities of long-term debt	—	—
Long-term debt	$1,250.9	$1,254.7

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

The Term Loan Facility matures on June 28, 2026. During the nine months ended September 27, 2020, the Company made an optional principal pre-payment of $4.0 million on the Term Loan Facility. As a result of the Company's optional principal pre-payments under the Term Loan Facility, the next mandatory principal payment under the Term Loan Facility is not due until September 30, 2021. As of September 27, 2020 and December 29, 2019, the interest rate per annum for the Term Loan Facility was 2.4% and 4.0%, respectively.

The Revolving Credit Facility matures on June 28, 2024. As of September 27, 2020, no amounts were outstanding under the Revolving Credit Facility.

The Credit Agreement contains affirmative and negative covenants that are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company's affiliates. The Credit Agreement also requires the Company to maintain a maximum Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.50 to 1.00 as of each test date on which any Revolving Loans (as defined in the Credit Agreement) are outstanding. The Company was in compliance with the covenants in the Credit Agreement at September 27, 2020.

Notes

On June 6, 2019, the Company issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027 (the “Notes”). The Notes mature on June 15, 2027. Interest on the Notes is due on June 15 and December 15 of each year and accrues at a rate of 5.500% per annum.

The Notes contain covenants which, among other things, limit the Company and its restricted subsidiaries’ ability to pay dividends on or make other distributions in respect of equity interests or make other restricted payments, make certain investments, incur liens on certain assets to secure debt, sell certain assets, consummate certain mergers or consolidations or sell all or substantially all assets, or designate subsidiaries as unrestricted. The Company was in compliance with the covenants at September 27, 2020.

Canadian Credit Facility

On July 7, 2020, the Company entered into a credit agreement which provides for a revolving credit facility in an aggregate principal amount of $10.0 million Canadian dollars (the "Canadian Credit Facility"). The Canadian Credit Facility matures on July 6, 2021 and is secured by certain of the Company's Canadian assets. The proceeds from the Canadian Credit Facility can be used by the Company's Canadian subsidiary for its working capital requirements, capital expenditures and general corporate purposes. Borrowings under this facility, based on the type of borrowing, bear interest at either (a) Bank of Montreal Prime Rate plus 1.00%; (b) Bankers Acceptance Rate plus 2.25%; or (c) Canadian Dollar Offered Rate (CDOR) plus 2.25%. As of

September 27, 2020, no amounts were outstanding under the Canadian Credit Facility.

The Canadian Credit Facility contains affirmative and negative covenants which, among other things, put certain limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company's affiliates. The Canadian Credit Facility also requires the Company to maintain a Minimum Working Capital Ratio (as defined in the Canadian Credit Facility) of at least 1.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio (as defined in the Canadian Credit Facility) of at least 1.25 to 1.00. The Company was in compliance with the covenants under the Canadian Credit Facility at September 27, 2020.

Other

At December 30, 2018, the Company had intercompany debt with KAR of $456.6 million. This debt was eliminated in the Separation. This debt was comprised of three promissory notes, payable on demand, with a weighted average interest rate of 8.27%.

At September 27, 2020, the Company had outstanding letters of credit in the aggregate amount of $6.5 million, of which $6.2 million reduce the amount available for borrowings under the Revolving Credit Facility and $0.3 million reduce the amount available for borrowings under the Canadian Credit Facility. At December 29, 2019, the Company had outstanding letters of credit in the aggregate amount of $7.0 million, all of which reduce the amount available for borrowings under its Revolving Credit Facility.

Fair Value of Debt
As of September 27, 2020, the estimated fair value of the Company's long-term debt was $1,278.6 million. The estimates of fair value were based on broker-dealer quotes for the Company's debt as of September 27, 2020. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Note 6—Leases
The Company leases property, software, automobiles, trucks and trailers, pursuant to operating lease agreements. The Company also leases furniture, fixtures and equipment under finance leases. The leases have varying remaining lease terms with leases expiring through 2038, some of which include options to extend the leases.
The components of leases expense were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Operating lease cost	$34.4	$30.6	$100.7	$86.7

Finance lease cost:
Amortization of right-of-use assets	$3.6	$4.1	$10.9	$11.7
Interest on lease liabilities	0.2	0.3	0.7	0.8
Total finance lease cost	$3.8	$4.4	$11.6	$12.5

Supplemental cash flow information related to leases was as follows (in millions):

	Nine Months Ended
	September 27, 2020	September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$96.7	$94.5
Operating cash flows related to finance leases	$0.8	$0.8
Financing cash flows related to finance leases	$11.4	$10.9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$153.0	$118.3
Finance leases	$11.5	$—

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	September 27, 2020	December 29, 2019
Operating Leases
Operating lease right-of-use assets	$964.1	$811.1
Accumulated amortization	(140.4)	(75.2)
Operating lease right-of-use assets, net	$823.7	$735.9
Other accrued expenses	$75.6	$68.6
Operating lease liabilities	794.1	709.5
Total operating lease liabilities	$869.7	$778.1
Finance Leases
Property and equipment, gross	$139.0	$127.4
Accumulated depreciation	(102.4)	(90.9)
Property and equipment, net	$36.6	$36.5
Other accrued expenses	$11.2	$12.4
Other liabilities	14.8	12.6
Total finance lease liabilities	$26.0	$25.0
Weighted Average Remaining Lease Term (Years)
Operating leases	11.48	11.81
Finance leases	3.03	1.58
Weighted Average Discount Rate
Operating leases	5.6%	5.7%
Finance leases	3.5%	4.6%

Maturities of lease liabilities as of September 27, 2020 were as follows (in millions):

	Operating Leases	Finance Leases
2020 (excluding the nine months ended September 27, 2020)	$28.0	$2.7
2021	123.9	10.9
2022	111.6	6.1
2023	102.3	3.8
2024	97.3	3.1
2025	93.5	0.8
Thereafter	647.1	—
	1,203.7	27.4
Less imputed interest	(334.0)	(1.4)
Total	$869.7	$26.0

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
IAA—Lower Duwamish Waterway
Beginning in June 2004, IAA operated a branch on property it leased in Tukwila, Washington just south of Seattle. The property is located adjacent to a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site"). The LDW Site had been designated a Superfund site in 2001, three years prior to IAA’s tenancy. On March 25, 2008, the United States Environmental Protection Agency (the "EPA") issued IAA a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") related to the LDW Site. On November 7, 2012, the EPA issued IAA a Second General Notice of Potential Liability (the "Second General Notice") for the LDW Site. The EPA's website indicates that the EPA has issued general notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities related to the LDW Site. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believed IAA may be a Potentially Responsible Party ("PRP"), but the EPA did not specify the factual basis for this assertion. At this time, the EPA still has not specified the factual basis for this assertion and has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. Four PRPs, The Boeing Company, the City of Seattle, the Port of Seattle and King County - the Lower Duwamish Waterway Group ("LDWG"), have funded a remedial investigation and feasibility study related to the cleanup of the LDW Site. In December 2014, the EPA issued a Record of Decision ("ROD"), detailing the final cleanup plan for the LDW Site. The ROD estimated the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup was 17 years, including 7 years of active remediation, and 10 years of monitored natural recovery. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. On February 11, 2016, IAA received a Notice of Intent letter from the United States National Oceanic and Atmospheric Administration informing IAA that the Elliott Bay Trustee Council were beginning to conduct an injury assessment for natural resource damages in the LDW. The Notice of Intent indicated that the decision of the trustees to proceed with this natural resources injury assessment followed a pre-assessment screen performed by the trustees. Shortly thereafter, in a letter dated August 16, 2016, EPA issued a status update to the PRPs at the LDW Site. The letter stated that EPA expected the bulk of the pre-remedial design work currently being performed by the LDWG to be completed by the beginning of 2018, with the Remedial Design/Remedial Action ("RD/

RA") phase to follow. The EPA previously anticipated that the pre-design work would be completed sometime during 2018, and the Company is not aware of any further information regarding that schedule. Accordingly, the Company is unable to predict when RD/RA negotiations with all PRPs might begin.
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

Financial information regarding the Company's reportable segments is set forth below as of and for the three and nine months ended September 27, 2020 (in millions):

	Three Months Ended September 27, 2020			Nine Months Ended September 27, 2020
	United States	International	Total	United States	International	Total
Revenues	$298.4	$39.6	$338.0	$885.4	$116.0	$1,001.4
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	172.3	27.4	199.7	532.7	83.1	615.8
Selling, general and administrative	32.5	2.4	34.9	100.5	6.7	107.2
Depreciation and amortization	17.7	1.7	19.4	56.5	5.0	61.5
Total operating expenses	222.5	31.5	254.0	689.7	94.8	784.5
Operating profit	75.9	8.1	84.0	195.7	21.2	216.9
Interest expense, net	13.3	—	13.3	43.2	(0.1)	43.1
Other (income) expense, net	(0.3)	0.1	(0.2)	(0.4)	(0.4)	(0.8)
Income before income taxes	62.9	8.0	70.9	152.9	21.7	174.6
Income taxes	15.3	2.8	18.1	39.1	4.8	43.9
Net income	$47.6	$5.2	$52.8	$113.8	$16.9	$130.7
Total assets	$2,183.1	$205.7	$2,388.8	$2,183.1	$205.7	$2,388.8

Financial information regarding the Company's reportable segments is set forth below as of and for the three and nine months ended September 29, 2019 (in millions):

	Three Months Ended September 29, 2019			Nine Months Ended September 29, 2019
	United States	International	Total	United States	International	Total
Revenues	$318.1	$39.2	$357.3	$952.9	$128.0	$1,080.9
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	193.4	27.9	221.3	578.3	89.1	667.4
Selling, general and administrative	36.5	2.4	38.9	97.2	9.0	106.2
Depreciation and amortization	20.5	1.6	22.1	61.0	5.0	66.0
Total operating expenses	250.4	31.9	282.3	736.5	103.1	839.6
Operating profit	67.7	7.3	75.0	216.4	24.9	241.3
Interest expense, net	17.5	—	17.5	39.1	—	39.1
Other income, net	—	—	—	—	(0.1)	(0.1)
Income before income taxes	50.2	7.3	57.5	177.3	25.0	202.3
Income taxes	13.7	2.0	15.7	47.7	7.0	54.7
Net income	$36.5	$5.3	$41.8	$129.6	$18.0	$147.6
Total assets	$1,886.9	$193.0	$2,079.9	$1,886.9	$193.0	$2,079.9
Note 9—Business Acquisition

On July 31, 2019, the Company acquired Decision Dynamics, Inc. ("DDI"), a leading electronic lien and title technology firm located in Lexington, South Carolina. The Company acquired all of the outstanding equity of DDI pursuant to a stock purchase agreement, which contains customary representations, warranties, covenants and indemnities by the sellers and the Company. The acquisition date fair value of the total consideration transferred was $19.2 million, which consisted of an initial cash price of $16.7 million, net of cash acquired of $0.3 million, and the fair value of contingent consideration of $2.5 million which is payable upon achievement of certain performance targets over three years. During the nine months ended September 27, 2020, the Company paid contingent consideration of $1.5 million, which is included in financing activities on the consolidated statements of cash flows.

The Company has finalized the purchase price allocation for the DDI acquisition. The fair value of acquired intangibles assets and other net liabilities assumed was $10.3 million and $0.6 million, respectively. The excess of the purchase price consideration over the estimated fair value of the acquired net assets of $9.5 million was allocated to goodwill.
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
Note 10—Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of September 27, 2020 through the date these financial statements were issued, and did not have any material recognizable events after September 27, 2020.

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
We completed the roll-out of our buyer digital transformation in the United States in April 2020 and in Canada in July 2020. As a result, we have shifted to a fully online, digital auction model, resulting in a reduction of costs previously associated with the physical auctions.
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

COVID-19 Impact on our Business
The outbreak of the coronavirus disease (COVID-19), which was declared by the World Health Organization to be a pandemic on March 11, 2020, continues to severely impact worldwide economic activities. In an effort to contain and combat the spread of COVID-19, government and health authorities around the world took extraordinary and wide-ranging actions, including orders to close all business not deemed “essential”, quarantines, “stay-at-home” orders, and the practice of social distancing. Although many of these governmental restrictions have since been lifted or scaled back, surges of COVID-19 infections in certain geographies have resulted in the re-imposition of certain restrictions from time to time and may lead to other restrictions being re-implemented in response to efforts to reduce the spread of COVID-19.

Given our operations, we are classified as “essential” and have remained open for business and our branches continue to be operational. We have implemented strict health and sanitization protocols across all of our locations to keep our employees and customers safe including, but not limited to: the use of personal protective equipment; sanitizing our facilities; continuing to temporarily require employees to work remotely where possible; suspending all non-essential travel worldwide for our employees; and discouraging employee attendance at in-person work-related meetings. We have also activated contingency plans to ensure continued operations and business continuity across our global network.

The significant decline in miles driven resulting from the stay-at-home orders that were executed in mid-March across North-America and the United Kingdom translated into a reduction in the number of car accidents and, in turn, a reduction in vehicle assignments. This decline in vehicle assignments significantly impacted our business during the second quarter of fiscal 2020 and, to a lesser extent, during the third quarter of fiscal 2020. Notwithstanding this reduction in vehicle assignments, our net revenue per vehicle sold increased due to lower supply of vehicles and strong demand from buyers, as well as benefits from our buyer digital transformation and enhanced service offerings. As certain economies began to re-open, we saw gradual improvements in miles driven that resulted in higher vehicle assignments through the third quarter of fiscal 2020 as compared to the second quarter. By the end of September 2020 and into October, vehicles assignments were only slightly lower than the pre-COVID-19 levels. Given that there is a lag before a change in vehicle assignments impacts the volume of vehicles sold, we are continuing to see an impact on units sold.

In response to the uncertainty surrounding COVID-19, we took a series of actions during the second quarter of fiscal 2020 to reduce costs and cash outlays, including, but not limited to, a temporary reduction in salaries at the senior leadership level through June 2020, a temporary reduction in the annual cash retainer payable in quarterly installments to directors through September 2020, aggressive cost reductions across all departments, a temporary reduction in branch labor hours across most locations that generally lasted through September 2020, employee furloughs in select international locations and a reduction or deferral of certain non-critical capital spending. In addition, we enhanced our liquidity position by: (i) entering into an amendment to our Credit Agreement in May 2020 to increase the aggregate principal amount to be borrowed under our Revolving Credit Facility (as defined below) by $136.0 million to $361.0 million; and (ii) entering into a credit agreement in July 2020 which provides for a revolving credit facility in an aggregate principal amount of $10.0 million Canadian dollars (the "Canadian Credit Facility"). We are continuing to actively monitor the rapidly evolving situation and guidance from the government and public health authorities and we may take additional actions that we determine are in the best interest of the Company and all our stakeholders.

The COVID-19 pandemic had limited impact on our operations in the first quarter of fiscal 2020, but adversely affected our operations in the second and third quarters of fiscal 2020 and may continue to do so thereafter, particularly if the buyer demand declines or the stabilization in assignments and miles driven is not sustained. All of the factors described above may have far-reaching impacts on our business, operations, and financial results and conditions, directly and indirectly, including, but not limited to, impacts on vehicle assignments, branch operations, the health of our management and employees, and on the overall economy.

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
Acquisitions:
On July 31, 2019, we acquired Decision Dynamics, Inc. ("DDI"), a leading electronic lien and title technology firm located in Lexington, South Carolina for $19.2 million, which includes the fair value of contingent consideration of $2.5 million. See Note 9 - Business Acquisition in the condensed notes to consolidated financial statements for additional information.
COVID-19:
The outbreak of COVID-19 pandemic and the efforts taken to reduce its spread had limited impact on our operations in the first quarter of fiscal 2020, but adversely affected our operations in the second and third quarters of fiscal 2020. See above under "COVID-19 Impact on our Business" for additional information.

Results of Operations

	Three Months Ended		Change			Nine Months Ended		Change
(Dollars in millions)	Sep 27, 2020	Sep 29, 2019	$	%		Sep 27, 2020	Sep 29, 2019	$	%
Revenues	$338.0	$357.3	$(19.3)	(5.4)%		$1,001.4	$1,080.9	$(79.5)	(7.4)%
Cost of services*	199.7	221.3	(21.6)	(9.8)%		615.8	667.4	(51.6)	(7.7)%
Gross profit*	138.3	136.0	2.3	1.7%		385.6	413.5	(27.9)	(6.7)%
Gross margin	40.9%	38.1%		280	bp	38.5%	38.3%		20	bp
Selling, general and administrative	34.9	38.9	(4.0)	(10.3)%		107.2	106.2	1.0	0.9%
Depreciation and amortization	19.4	22.1	(2.7)	(12.2)%		61.5	66.0	(4.5)	(6.8)%
Operating profit	84.0	75.0	9.0	12.0%		216.9	241.3	(24.4)	(10.1)%
Interest expense, net	13.3	17.5	(4.2)	(24.0)%		43.1	39.1	4.0	10.2%
Other expense (income), net	(0.2)	—	(0.2)	NM**		(0.8)	(0.1)	(0.7)	NM**
Income before income taxes	70.9	57.5	13.4	23.3%		174.6	202.3	(27.7)	(13.7)%
Income taxes	18.1	15.7	2.4	15.3%		43.9	54.7	(10.8)	(19.7)%
Net income	$52.8	$41.8	$11.0	26.3%		$130.7	$147.6	$(16.9)	(11.4)%
Net income per share
Basic	$0.39	$0.31	$0.08	25.8%		$0.98	$1.11	$(0.13)	(11.7)%
Diluted	$0.39	$0.31	$0.08	25.8%		$0.97	$1.10	$(0.13)	(11.8)%
________________
* Exclusive of depreciation and amortization
** NM - Not meaningful
Revenues

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	Sep 27, 2020	Sep 29, 2019	$	%	Sep 27, 2020	Sep 29, 2019	$	%
United States	$298.4	$318.1	$(19.7)	(6.2)%	$885.4	$952.9	$(67.5)	(7.1)%
International	39.6	39.2	0.4	1.0%	116.0	128.0	(12.0)	(9.4)%
Total revenues	$338.0	$357.3	$(19.3)	(5.4)%	$1,001.4	$1,080.9	$(79.5)	(7.4)%

Three Months Ended September 27, 2020 versus September 29, 2019
United States revenues decreased $19.7 million due to lower volumes of 20% which primarily resulted from the COVID-19 pandemic. This decrease in volume was partially offset by an increase in revenue per vehicle sold of 18% primarily resulting from: (i) additional revenue associated with the roll-out of our buyer digital transformation; (ii) enhanced service offerings; (iii) higher used car prices; and (iv) the positive impact that less supply had on bidding activity. Additionally, the three months ended September 27, 2020 included $1.1 million of revenue from the DDI acquisition and the three months ended September 29, 2019 benefited from a non-cash adjustment of $3.6 million relating to certain revenue agreements.

International revenues increased $0.4 million primarily due an increase in revenue per vehicle sold of 25% primarily resulting from higher purchased vehicle revenue, additional revenue associated with the roll-out of our buyer digital transformation in Canada and enhanced service offerings. These increases were partially offset by lower volumes of 19% which primarily resulted from the COVID-19 pandemic.

Nine Months Ended September 27, 2020 versus September 29, 2019
United States revenues decreased $67.5 million due to lower volumes of 17% which primarily resulted from the COVID-19 pandemic. This decrease in volume was partially offset by an increase in revenue per vehicle sold of 12% primarily resulting from: (i) additional revenue associated with the roll-out of our buyer digital transformation; (ii) enhanced service offerings; (iii)

higher used car prices; and (iv) the positive impact that less supply had on bidding activity. Additionally, the nine months ended September 27, 2020 included $5.9 million of revenue from the DDI acquisition and the nine months ended September 29, 2019 benefited from a non-cash adjustment of $3.6 million relating to certain revenue agreements.

International revenues decreased $12.0 million due to lower volumes of 17% which primarily resulted from the COVID-19 pandemic and an unfavorable foreign currency impact of $1.6 million. These decreases were partially offset by an increase in revenue per vehicle sold of 9%, as well as benefits achieved from the completion of our buyer digital transformation in Canada and enhanced service offerings.

Gross profit

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	Sep 27, 2020	Sep 29, 2019	$	%	Sep 27, 2020	Sep 29, 2019	$	%
United States	$126.1	$124.7	$1.4	1.1%	$352.7	$374.6	$(21.9)	(5.8)%
International	12.2	11.3	0.9	8.0%	32.9	38.9	(6.0)	(15.4)%
Total gross profit	$138.3	$136.0	$2.3	1.7%	$385.6	$413.5	$(27.9)	(6.7)%
Gross profit is defined as total consolidated revenues minus cost of services and excludes depreciation and amortization.

Three Months Ended September 27, 2020 versus September 29, 2019
United States gross profit increased $1.4 million primarily due to higher revenue per vehicle sold, and cost reductions in response to the COVID-19 pandemic and from the buyer digital transformation, partially offset by lower volume and an increase in occupancy costs.
International gross profit increased $0.9 million primarily due to higher revenue per vehicle sold and cost reductions in response to the COVID-19 pandemic, partially offset by lower volume and an increase in occupancy costs.

Nine Months Ended September 27, 2020 versus September 29, 2019
United States gross profit decreased $21.9 million primarily due to lower volume and an increase in the cost of occupancy. These decreases were partially offset by higher revenue per vehicle sold, cost reductions in response to the COVID-19 pandemic, and benefits related to adopting a fully-digital auction model.
International gross profit decreased $6.0 million primarily due to lower volume and an increase in occupancy costs. These decreases were partially offset by higher revenue per vehicle sold and cost reductions in response to the COVID-19 pandemic.

Selling, General and Administrative

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	Sep 27, 2020	Sep 29, 2019	$	%	Sep 27, 2020	Sep 29, 2019	$	%
United States	$32.5	$36.5	$(4.0)	(11.0)%	$100.5	$97.2	$3.3	3.4%
International	2.4	2.4	—	—%	6.7	9.0	(2.3)	(25.6)%
Total selling, general and administrative expenses	$34.9	$38.9	$(4.0)	(10.3)%	$107.2	$106.2	$1.0	0.9%

Three Months Ended September 27, 2020 versus September 29, 2019
United States selling, general and administrative expenses decreased $4.0 million primarily due to a reduction in discretionary spending, including items such as travel and meetings, as a result of the COVID-19 pandemic. These decreases were partially offset by $0.6 million from the DDI acquisition.
International selling, general and administrative expenses remained relatively flat compared to the prior year comparable period.

Nine Months Ended September 27, 2020 versus September 29, 2019

United States selling, general and administrative expenses increased $3.3 million primarily due to incremental costs of $7.0 million related to IAA becoming a stand-alone public company, an increase in the provision for credit losses of $2.9 million, and $3.5 million from the DDI acquisition. These increases were partially offset by a reduction in discretionary spending, including items such as travel and meetings, as a result of the COVID-19 pandemic and lower employee related costs.

International selling, general and administrative expenses decreased $2.3 million primarily due to a decrease in the provision of credit losses of $1.1 million and cost reductions in response to the COVID-19 pandemic.

Depreciation and Amortization

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	Sep 27, 2020	Sep 29, 2019	$	%	Sep 27, 2020	Sep 29, 2019	$	%
United States	$17.7	$20.5	$(2.8)	(13.7)%	$56.5	$61.0	$(4.5)	(7.4)%
International	1.7	1.6	0.1	6.3%	5.0	5.0	—	—%
Total depreciation and amortization	$19.4	$22.1	$(2.7)	(12.2)%	$61.5	$66.0	$(4.5)	(6.8)%

Depreciation and amortization for the three months ended September 27, 2020 decreased $2.7 million compared to the prior year comparable period as there were fewer intangible assets to amortize within the United States segment in the third quarter of fiscal 2020.

Depreciation and amortization for the nine months ended September 27, 2020 decreased $4.5 million as compared to the prior year comparable period as there were fewer intangible assets to amortize within the United States segment during the first nine months of fiscal 2020.

Interest Expense

Interest expense for the three months ended September 27, 2020 decreased $4.2 million as compared to the prior year comparable period primarily due to lower interest rates on our floating rate Term Loan Facility (as defined below), as well as a slightly lower average outstanding debt balance.

Interest expense for the nine months ended September 27, 2020 increased $4.0 million as compared to the prior year comparable period. This increase was primarily due to a higher average outstanding debt balance during the nine months ended September 27, 2020 resulting from the Notes offering and borrowings under the Term Loan Facility in June 2019 in connection with the Separation.

Income Taxes

The effective tax rate was 25.5% for the three months ended September 27, 2020 as compared to 27.3% for the three months ended September 29, 2019. The three months ended September 27, 2020 benefited from the implementation of certain tax optimization initiatives during fiscal 2020.

The effective tax rate was 25.1% for the nine months ended September 27, 2020 as compared to 27.0% for the nine months ended September 29, 2019. The effective tax rate for the nine months ended September 29, 2019 was adversely impacted by certain discrete tax items of $1.4 million associated with the spin-off from KAR and other discrete items. The nine months ended September 27, 2020 benefited from the implementation of certain tax optimization initiatives during fiscal 2020.
Liquidity and Capital Resources
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations and working capital. Prior to the Separation, we transferred the cash flow generated by our operations to KAR to support its overall cash management strategy. Cash was transferred daily, based on our balances, to centralized accounts maintained by KAR. As cash was disbursed or received by KAR, it was recognized through "Net Parent Investment" on our statements of stockholders' deficit and as "Net cash transfers to Parent and affiliates" on our statements of cash flows.

On the Separation Date, our capital structure and sources of liquidity changed significantly. We no longer participate in cash management and funding arrangements with KAR. Subsequent to the Separation Date, our principal source of liquidity consists of cash generated by operations, and our revolving credit facilities provide another source of liquidity as needed. Our internally generated cash flow is used to invest in new products and services, fund capital expenditures and working capital requirements, and is expected to be adequate to service any future debt, and fund future acquisitions, if any. Our ability to fund these capital needs will depend on our ongoing ability to generate cash from operations and to access borrowings under our revolving credit facilities and the capital markets. We believe that our cash on hand, future cash from operations, borrowings available under our revolving credit facilities and access to the debt and capital markets will provide adequate resources to fund our operating and financing needs for at least the next twelve months.
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
Approximately $47.0 million of available cash was held by our foreign subsidiaries as of September 27, 2020. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and foreign withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
Summary of Cash Flows

	Nine Months Ended
(in millions)	September 27, 2020	September 30, 2019	Change
Net cash provided by (used by):
Operating activities	$265.2	$244.6	$20.6
Investing activities	(41.4)	(73.1)	31.7
Financing activities	(54.4)	(182.6)	128.2
Effect of exchange rate on cash	(0.3)	(4.1)	3.8
Net increase (decrease) in cash and cash equivalents	$169.1	$(15.2)	$184.3
Net cash flow provided by operating activities during the nine months ended September 27, 2020 increased by $20.6 million as compared to the nine months ended September 30, 2019. The increase in operating cash flow was primarily attributable to the timing of cash payments to vendors and the depletion of consigned vehicle inventory, partially offset by the timing of interest payments relating to the Term Loan Facility.
Net cash used by investing activities was $41.4 million for the nine months ended September 27, 2020 as compared to $73.1 million for the nine months ended September 30, 2019. The decrease in net cash used by investing activities was primarily due to the acquisition of DDI in the third quarter of 2019 and a decrease in cash used for capital expenditures during the nine months ended September 27, 2020. See "Capital Expenditures" below for additional information.
Net cash used by financing activities was $54.4 million for the nine months ended September 27, 2020 as compared to $182.6 million for the nine months ended September 30, 2019. The decrease in net cash used by financing activities was primarily attributable to dividends and distributions paid to KAR prior to and at the time of Separation, partially offset by net proceeds from the Notes offering and our Term Loan Facility in June 2019, and a change in bank overdrafts during the first nine months of fiscal 2020 as a result of timing of disbursements to our vendors.

Our Outstanding Indebtedness

In connection with the Separation, on June 28, 2019 we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto from time to time (the “Credit Agreement”), which provides for, among other things, a term loan facility (the "Term Loan Facility") in an aggregate principal amount of $800 million and a revolving credit facility (the "Revolving Credit Facility") in an aggregate principal amount of $225.0 million. On May 1, 2020, in response to the uncertainty around COVID-19, we entered into an amendment to the Credit Agreement to increase the aggregate principal amount able to be borrowed under the Revolving Credit Facility by $136.0 million to $361.0 million. The Revolving Credit Facility also includes a $50.0 million sub-limit for issuance of letters of credit and a $50.0 million sublimit for swing line loans, which can be borrowed on same-day notice. As of September 27, 2020, no amounts were outstanding under the Revolving Credit Facility. We were in compliance with the covenants in the Credit Agreement at September 27, 2020. See Note 5 - Debt in the notes to consolidated financial statements for additional information.

During the fourth quarter of fiscal 2019, we repaid $22.0 million of the Term Loan Facility, consisting of $2.0 million required principal payment and a $20.0 million optional principal pre-payment. During the first quarter of fiscal 2020, we made an optional principal pre-payment of $4.0 million of the Term Loan Facility. We made no optional principal pre-payments of the Term Loan Facility during the second and third quarters of fiscal 2020. As a result of our optional principal pre-payments under the Term Loan Facility, our next mandatory principal payment under the Term Loan Facility is not due until September 30, 2021. As of September 27, 2020, $774.0 million was outstanding under the Term Loan Facility.

On June 6, 2019, we issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027. We must pay interest on the Notes in cash on June 15 and December 15 of each year at a rate of 5.500% per annum, with the first interest payment date being December 15, 2019. The Notes will mature on June 15, 2027. The net proceeds from the Notes offering, together with borrowings under our prior senior credit facility, were used to make a cash distribution to KAR and to pay fees and expenses related to the Separation. We were in compliance with the covenants in the indenture governing the Notes at September 27, 2020. See Note 5 - Debt in the notes to consolidated financial statements for additional information.

On July 7, 2020, we entered into the Canadian Credit Facility. The Canadian Credit Facility matures on July 6, 2021. The proceeds from the Canadian Credit Facility can be used by our Canadian subsidiary for its working capital requirements, capital expenditures and general corporate purposes. As of September 27, 2020, no amounts were outstanding under the Canadian Credit Facility. See Note 5 - Debt in the notes to consolidated financial statements for additional information.
Capital Expenditures
Capital expenditures for the nine months ended September 27, 2020 and September 29, 2019 were $41.9 million and $56.4 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Our capital expenditures during the nine months ended September 27, 2020 primarily related to real estate development and technology-based investments, including improvements in information technology systems and infrastructure. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Off-Balance Sheet Arrangements
As of September 27, 2020, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended ("Exchange Act").
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 27, 2020.
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

Item 6.    Exhibits, Financial Statement Schedules

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.†	8-K	001-38580	2.1	6/28/2019
3.1	Amended and Restated Certificate of Incorporation of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.1	6/28/2019
3.2	Amended and Restated By-laws of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.2	6/28/2019
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X*
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Deficit, (v) Consolidated Statements of Cash Flows, and (vi) Condensed Notes to Consolidated Financial Statements					X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

IAA, Inc.
(Registrant)

Date:	November 2, 2020	/s/ John W. Kett
John W. Kett President and Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2020	/s/ Vance C. Johnston
Vance C. Johnston Executive Vice President, Chief Financial Officer (Principal Financial Officer)