Form 10-K
period 2020-12-27
IAA, Inc.
filed 2021-02-22
CIK 1745041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2020
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was $5,039,941,174 at June 26, 2020, the last business day of the registrant's most recently completed second fiscal quarter.
As of February 12, 2021, 134,552,449 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
Documents Incorporated by Reference
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant's Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 27, 2020.

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

PART I
Item 1.    Description of Our Business
Our Company and Business Segments

We are a leading global digital marketplace connecting vehicle buyers and sellers. Leveraging leading-edge technology and focusing on innovation, our unique platform facilitates the marketing and sale of total-loss, damaged and low-value vehicles for a full spectrum of sellers. Headquartered in Westchester, IL, our company has two operating segments: United States and International. We maintain operations in the United States, which make up the United States segment and operations in Canada and the United Kingdom, which make up the International segment. We have more than 200 facilities across both business segments. These two operating segments also represent our two reportable segments. These segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results. See Note - 15 - Segment Information in the notes to consolidated financial statements for additional information. Discussions throughout which refer to “North America” or “North American” include the combination of United States segment and operations in Canada from the International segment.
We serve a global buyer base and a full spectrum of sellers, including insurance companies, dealerships, fleet lease and rental car companies, and charitable organizations. We offer sellers a comprehensive suite of services aimed at maximizing vehicle value, reducing administrative costs, shortening selling cycle time and delivering the highest economic returns. Our solutions provide global buyers with the vehicles they need to, among other things, fulfill their vehicle rebuild requirements, replacement part inventory or scrap demand. We provide global buyers with multiple bidding/buying digital channels, innovative vehicle merchandising, efficient evaluation services and online bidding tools, enhancing the overall purchasing experience.
Fees for our services are earned from both buyers and sellers of vehicles sold through our channels. Approximately two-thirds of our revenue is earned from buyers and one-third of our revenue is earned from vehicle suppliers or sellers. In exchange for agreed-upon processing and service fees, we sell total loss, damaged and low-value vehicles on behalf of vehicle sellers primarily on a consignment basis, meaning that our sellers continue to own their vehicles until they are sold to buyers through one of our digital marketplaces. We also offer our vehicle sellers a number of other services for which fees may be charged, including, but not limited to, vehicle loan payoff, procuring and processing vehicle titles, inspection services, processing auto insurance claims, marketing and other services. In addition to the fees we collect from our vehicle sellers, we also charge fees to our buyers for each vehicle purchased based on a tiered structure that increases with the sales price of the vehicle and for certain additional services, including storage, transportation, and vehicle condition reporting.
We market vehicles to prospective buyers through our many marketplaces, 24 hours per day, 7 days per week. Auctions are typically held weekly for most locations and allow bidders to participate virtually at the auction. Certain vehicles are also offered for sale online via IAA Timed AuctionsTM, where bidders may bid on those vehicles for a fixed duration of time, and via IAA Buy NowTM where vehicles are offered for sale at a fixed price. All vehicles which are ready for sale are listed and available online on IAA Auction CenterTM, allowing prospective bidders to preview and bid on vehicles prior to the digital auction event. IAA Auction Center includes a "Fast Search" function that allows for filtering to quickly locate specific vehicles and offers logged-in buyers additional services such as "Enhanced Vehicle Details" that includes VIN details and Hollander Interchange parts data to help buyers make informed purchasing decisions. IAA Auction Center provides online buyers with an open, competitive digital bidding environment. Our mobile and online capabilities provide buyers the greatest flexibility in their purchasing options, exposing vehicles to bidders from around the globe and allowing bidders to participate in a greater number of auctions. Online inventory browsing, digital alerts (via email or through buyer app) and multiple vehicle payment methods reduce the time required to acquire vehicles, and the broader market exposure and increased competitive bidding generally drive higher selling prices. We believe the capabilities of our auction models maximize auction proceeds and returns for our vehicle sellers.
Our unique digital marketplace combined with our unique merchandising platform, provides buyers detailed information and optionality in how they bid and buy, which are key differentiators of our service offering and helps sellers achieve the highest selling price on a given vehicle. Leveraging leading-edge technology and focusing on innovation, we processed approximately 2.2 million total loss, damaged and low-value vehicles in fiscal 2020.
Our Corporate History and Our Separation from KAR Auction Services
IAA entered the vehicle salvage business in 1982, and first became a public company in 1991. After growing through a series of acquisitions, IAA was acquired by two private equity firms in 2005. The two private equity firms and certain members of IAA management contributed IAA to KAR in 2007.

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
2020 Highlights and Developments
The COVID-19 Pandemic
The outbreak of the coronavirus pandemic (COVID-19) has severely impacted, and continues to impact, worldwide economic activities. In an effort to contain and combat the spread of COVID-19, government and health authorities around the world took extraordinary and wide-ranging actions, including orders to close all business not deemed “essential”, quarantines, “stay-at-home” orders, and the practice of social distancing. Given our operations, we are deemed “essential” and have remained open for business and our branches have continued to be operational. We have implemented strict health and sanitization protocols across all of our locations in an effort to keep our employees and customers safe. We have also activated contingency plans to ensure continued operations and business continuity across our global network.

The significant decline in miles driven resulting from the stay-at-home orders that were executed in mid-March across North America and the United Kingdom translated into a reduction in vehicle assignments. This decline in volume significantly impacted our business in fiscal 2020. Even with gradual improvement in miles driven and vehicle assignments in the second half of 2020, miles driven remain lower than pre-COVID levels. Notwithstanding this reduction in volume, our net revenue per unit during fiscal 2020 increased compared to the prior year period due to benefits from our buyer digital transformation, enhanced service offerings such as IAA 360ViewTM and IAA InteractTM, as well as strong used car pricing and strong demand from buyers. In response to the uncertainty surrounding COVID-19, we took a series of actions during fiscal 2020 to reduce costs and cash outlays and enhance our liquidity position. See Part II, Item 7, COVID-19 Impact on our Business, for further details.

Buyer Digital Transformation

During fiscal 2020, we completed the roll-out of our buyer digital transformation in the United States in April 2020 and in Canada in July 2020. IAA UK has operated an online, digital only auction since 2005. As a result, we have shifted to a fully online, digital auction model. Our online marketplaces allow prospective bidders to preview, bid and potentially buy vehicles prior to the auction event. Online inventory browsing and digital alerts (via email or through our buyer app) reduce the time required to acquire vehicles.

Our Industry and Trends in Market Demand
The salvage vehicle auction industry provides a venue for sellers, primarily automobile insurance companies, to dispose or liquidate total loss, damaged or low-value vehicles to domestic and international dismantlers, rebuilders, scrap dealers or qualified public buyers.
We believe that demand for our services in the salvage vehicle auction industry is driven and impacted by several factors, including (i) size and age of automotive Car Parc (as defined below), (ii) miles driven, (iii) increases in vehicle complexity and total loss frequency and (iv) higher utilization of recycled and alternative automotive parts.
(i) Size and Age of Automotive Car Parc
The salvage vehicle marketplace has historically benefited from a growing number of vehicles on the road ("Car Parc") and an increasing average age of vehicles. Growth in the number of vehicles in operation contributes to a rising number of automotive accidents, which supports increased volumes through our marketplaces. Meanwhile, vehicle owners have continued to drive the same vehicle for longer periods of time. As vehicles become older and their residual values decline, it becomes more likely that these vehicles will surpass the total loss threshold when involved in an accident and be sold on behalf of insurers through our marketplaces.
(ii) Miles Driven
The salvage vehicle marketplace is directly impacted by the number of miles driven. The significant decline in miles driven resulting from the COVID-19 pandemic-related stay-at home orders that were executed in mid-March of fiscal 2020 across North America and the United Kingdom translated into a reduction in the number of car accidents and, in turn, a reduction in vehicle assignment volumes in our marketplace.

(iii) Increases in Vehicle Complexity and Total Loss Frequency
Vehicle design has become increasingly more complex in recent years, as automotive manufacturers seek to differentiate themselves from competitors by incorporating new complex technologies and other enhancements into their designs in order to reduce weight and improve fuel efficiency. These technological advancements have resulted in higher repair and part replacement costs following an accident, making insurance companies more likely to declare a damaged vehicle a total loss. The percentage of claims resulting in total losses has steadily increased over the last five years. When a vehicle is deemed a total loss, insurers typically auction the vehicle through a salvage vehicle marketplace.
(iv) Higher Utilization of Recycled and Alternative Automotive Parts
As insurance companies continue to identify ways to reduce their claim costs, the utilization and acceptance rates continue to increase for recycled parts from total loss vehicles and aftermarket replacement parts. We believe this trend is helping increase revenue for our buyer base, which in turn increases demand for our marketplaces.
Our Operations
We generate a significant portion of our revenue from auction fees and related services associated with our salvage auctions. Approximately two-thirds of our revenue is earned from buyers. Buyer revenue represents fees charged based on a tiered structure that increases with the sales price of the vehicle as well as service fees for additional services such as storage, transportation, and vehicle condition reporting. Approximately one-third of our revenue is earned from vehicle suppliers or sellers. Supplier revenue represents the combination of the inbound tow, processing, storage, titling, enhancing and auctioning of the vehicle.
The majority of our business comprises auctioning consigned vehicles. We recognize revenues from consigned vehicles on a net basis in the amount of fees charged. However, our related receivables and payables include the gross value of the vehicles sold. We also purchase vehicles in certain situations and resell them. We recognize revenues from purchased vehicles on a gross basis, which results in lower gross margin versus vehicles sold at auction on a consignment basis.
Our operating expenses consist of cost of services, cost of vehicle sales, selling, general and administrative and depreciation and amortization. Cost of services is comprised of payroll and related costs, subcontract services, supplies, insurance, property taxes, utilities, service contract claims, maintenance and lease expense related to the auction sites. Cost of vehicle sales is comprised of the cost of vehicles purchased. Cost of services and vehicle sales excludes depreciation and amortization. Selling, general and administrative expenses are comprised of, among other things, payroll and related costs, sales and marketing, information technology services and professional fees.

Services and Solutions
We offer a comprehensive suite of auction, logistics and vehicle-selling services and solutions aimed at maximizing the value of vehicles sold through our global digital marketplaces, lowering administrative costs, shortening the selling cycle and increasing the predictability of returns to vehicle sellers. This is achieved by expanding IAA’s ability to handle an increasing proportion of the vehicle-processing function as a “one-stop shop” for sellers. The principal services and solutions provided by IAA to sellers include:

Services and Solutions	Description
IAA Total Loss Solutions®
Provides insurance carrier customers with a comprehensive suite of solutions to process auto insurance claims efficiently, from the loss event to asset liquidation. Solutions include:
–IAA Loan PayoffTM
–IAA Inspection Services®
–IAA Title Services®
–MyVehicleClaim.com
–IAA Active Inventory ManagementTM

IAA Loan PayoffTM	Product developed specifically to mitigate the time-consuming process of managing a total loss claim requiring loan payoff and title release. The digital Loan Payoff portal provides lenders and insurers both negative and positive equity functionality, real-time payoff quotes, letters of guarantee, access to title vaults and direct connection ACH payments to lenders.
IAA Inspection Services®	Provides a technology-based system for remote vehicle inspections and appraisals. Carriers are provided 30 plus high-resolution images and reports with all the information they need, reducing the need to deploy an appraiser to the field. The tool supports all leading industry estimating platforms, speeds the appraisal process, and helps reduce rental car costs and storage fees.
IAA Title Services®
Full suite of title solutions including:
–IAA Title Direct: Service allowing insurance company's policy holder to send title documentation directly to IAA, saving on administration resource and time. Title documents can be monitored through CSAToday.
–IAA Title Procurement: Provides access to a full-service title procurement team and set of services. Supports all facets of the settlement and title retrieval process.
–IAA Title Solutions: Provides, as needed, assistance on complex title issues, helping save administration resource and time.

Catastrophe (CAT) Services™	To better service our insurance carrier partners, we offer a strategic catastrophe response service focused on real estate capacity, operational execution, transportation logistics and vehicle merchandising. We provide an industry leading response structured based on emergency response discipline. We manage the entire process from securing vehicles to storage to merchandising and selling.
IAA Interact™
Merchandising platform combining imagery, information and personalization. The platform engages the buyer with a vehicle digitally through multiple touch points that drive additional bidding, helping push selling prices higher. Interact includes several key features including: IAA 360 ViewTM, IAA High Resolution Images, IAA Key Images, SpinCar® Feature Tour®, IAA Engine Start (video), and much more.

IAA Market Value™	A solution for seller customers looking to estimate the values of their vehicles. Part of the CSAToday app on iOS and Android devices, this tool utilizes user-provided information and our historical auction data to deliver results to their smartphones.
CSAToday®	IAA’s online reporting and analysis tool that gives seller customers the ability to manage their vehicle assets. It also provides a detailed overview of salvage performance and identifies factors influencing timeline efficiency and net returns. CSAToday offers several features including: IAA Market Value™ for estimating salvage values, IAA Loss Advisor™, to assist in determining a vehicle a total loss, and IAA Title Tracker, to help monitor vehicle title issues through resolution.

Mobile Assignment Plus™	Gives customers the ability to assign a vehicle from their iOS or Android device through the CSAToday app. Simplifies the desktop assignment process to a five-swipe workflow that uses smartphone technology to minimize manual input.
BidFast®	A salvage valuation solution that comprehensively analyzes a vehicle to determine its value and provides a guaranteed bid for 60 days. Intended to be used for partial-loss conversions, denied coverage, subrogation file closure and owner-retained salvage.
Vehicle Inspection Centers	We maintain vehicle inspection centers ("VIC") at many of our facilities. A VIC is a temporary storage and inspection facility located at our sites operated by the insurance customers. Some of these sites are formalized through temporary license agreements with the insurance companies that supply the vehicles. A VIC is designed to minimize vehicle storage charges incurred by insurance company suppliers at the temporary storage facility or repair shop and to improve service time for the policyholder.
Transportation and Towing	Inbound logistics administration with actual services typically provided by third-party carriers.

We also offer services and solutions focused on a diverse set of global buyer customers in order to provide the vehicles they need to fulfill their vehicle rebuild requirements, replacement part inventory or scrap demand. Some of the services and solutions provided by IAA to buyers include:

Services and Solutions	Description
IAA Interact™
Comprehensive merchandising platform combining imagery, information and personalization. The platform engages buyers with detailed vehicle information and unique digital touch points allowing buyers to make confident bidding and buying decisions. The platform includes the following tools:
–Imagery: High Resolution Images, IAA 360 View, IAA Engine Starts, Key Image
–Information: Chrome Equipment Details, Hollander Part Interchange Numbers, SpinCar Feature Tour, Technical Specifications
–Personalization: IAA Buyer Recommendation Engine

IAA AuctionNow™	Our digital auction bidding solution, AuctionNow™, featuring inventory located at physical branches and offsite. The digital platform provides registered buyers bidding and buying opportunities. Potential buyers bid online in real time along with other global bidders via this digital interface.
IAA Buy Now™	One of IAA's three main selling channels. Provides a unit for sale for a specific price using analytical data. This model allows units to get exposure and sell between scheduled auctions.
IAA Timed Auctions™	Offering a unit for sale for a specified period of time. This selling channel allows for competitive bidding and sale prior to a scheduled auctions.
IAA Online Exclusive™	This selling channel offers similar type units for sale via online digital auction. This model is designed to save buyers time by selling a specific segment of vehicles, such as recreational vehicles or boats. We offer this model to sell high-end and classic vehicles (IAA Dream Rides), specialty units (IAA Specialty Sales), recreational vehicles (IAA Rec Rides) and rental units (IAA Rental Rides).
IAA Run & Drive®	Indicates to the potential buyer that when a vehicle arrived at our facility, the engine starts, both drive and reverse gears engage, and the steering wheel does a full rotation both left and right. These factors help buyers assess the value of the vehicle as well as provide information to assist in making bidding and buying decisions.
Vehicle Parts Search	Integrates Hollander Interchange™ Part Numbers into the search functionality of IAAI.com and helps buyer customers search IAA nationwide inventory for specific vehicle components.
IAA Cost Calculator™	Provides buyers with an estimate of total cost to make more informed bidding and buying decisions.
Multiple Vehicle Payment Methods
IAA offers several flexible and convenient payment methods for buyers including:
-    I-Pay - A convenient, secure tool that allows buyers to make payments via the internet directly from any bank account in the United States. Available through the Auction Center and the IAA Buyer app.
-    PayPal®
-    Credit and Debit Cards
-    Cash and Cash Equivalents
-    Wire Transfer
-    Financing (AFC, NexGear, etc.)

IAA Transport™	An integrated shipping solution allowing buyers to schedule shipment of vehicles during the checkout process.
Customers
We obtain our supply of vehicles from insurance companies, used vehicle dealers, rental car and fleet leasing companies, auto lenders and charitable organizations, among others. We have established long-term relationships with virtually all of the major automobile insurance companies in the markets we serve. The vast majority of the vehicles we process are on a consignment basis. The buyers of damaged and total loss vehicles include automotive body shops, rebuilders, used car dealers, automotive wholesalers, exporters, dismantlers, recyclers, brokers, and where allowed, non-licensed (public) buyers, among others. Approximately two-thirds of our revenue is earned from buyers and one-third of our revenue is earned from vehicle suppliers or sellers. During fiscal 2020, approximately 40% of our revenues were associated with vehicles supplied by our three largest insurance customers in the United States segment.
Sales and Marketing
Our sales force solicits prospective customers at the national, regional and local levels. Branch managers address customer needs at the local level. We also participate in a number of local, regional and national trade show events that further promote the benefits of our products and services.
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
Competitive Conditions
In our industry, we compete for sellers who supply vehicles to run through our auctions, and for buyers globally to bid on and purchase those vehicles. To attract sellers to use our global digital marketplace over that of our competitors, among other competitive areas, we focus on the following: providing industry-leading innovative products and services, such as the suite of services included in IAA Total Loss Solutions®, aimed at increasing the proportion of the vehicle processing function as a “one-stop-shop” for sellers in a manner that enhances customer integration with us; delivering a consistent high-satisfaction customer experience; maintaining a broad real estate footprint and capacity to meet market demand for storing and handling their vehicles; and delivering high value through sales results and competitive fee structures.
Similarly, to attract buyers to our global digital marketplace, among other products and services, we offer the following: state of the art merchandising technology such as IAA 360 ViewTM - our latest proprietary imagery technology, which provides online vehicle buyers 360 degree rotating visual of the vehicle's interior and exterior, increasing confidence in their buying decision which we believe leads to higher auction sales prices; access to our patented, easy to use auction platform, IAA AuctionNowTM which provides buyers a customized bidding and purchasing experience; flexible bidding and buying channels such as IAA Buy NowTM - a complementary product to our online platforms, allowing buyers to purchase vehicles between auction dates, and IAA Timed AuctionsTM - which allows for bidding and buying of vehicles for a fixed time period before a scheduled auction; multiple ways to pay for vehicle purchases; and overall value and a competitive pricing and fee structure.
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
Enhance Existing Relationships and Expand Market Share
We continue to maintain strong relationships with virtually all of the major automobile insurance companies in the markets we serve and increase our penetration of non-insurance sellers. Additionally, we provide an alternative venue for damaged and lower-value vehicles and, as a result, non-insurance sellers have contributed to our growth.
Broaden Our Service Offering to Deepen Strategic Relationships
Our market-leading Total Loss Solutions® provides insurance companies with end-to-end outsourced solutions for the portion of the claims process prior to total loss determination and assignment to a salvage vehicle auction, which allows the insurance companies to reduce cycle time and cost, while improving employee engagement and customer service and ultimately increasing policyholder retention. Our IAA Loan Payoff solution mitigates the time-consuming process of managing a total loss claim requiring loan payoff and title release We continue to add additional innovative services and capabilities to our leading end-to-end solutions.
Continue to Enhance International Buyer Network
We are a leader in developing an international buyer network and continue to enhance our network through digital marketing, market alliance partners, and in country visits. We have customized our marketing approaches to cater to local cultures and ways of doing business, and have invested significant resources in developing a deep understanding of the unique needs of each international market. Expanding the base of international buyers brings more bidders to our platform and yields better outcomes for sellers in our global digital marketplace.
Our further commitment to our international buyers is demonstrated by our buyer portal, which is available online in 6 languages and our call center, which currently supports 12 languages.
Continue to Expand Margins Through Cost Reductions, Operating Efficiencies and Ancillary Services
We are focused on reducing costs and driving efficiencies while also maintaining our level of customer service. As a part of our buyer digital transformation initiative, we have shifted to a fully online, digital auction model which is generating cost savings by eliminating live physical auctions. Our ongoing initiatives in other areas such as towing, pricing and branch process improvement will further enable us to execute our strategy.
We are also shortening the time it takes a vehicle to move through the auction process through our operational efficiency efforts and service offerings like IAA Total Loss Solutions® and IAA Loan Payoff. The shortened auction process timeline further improves the service we provide our customers, reduces depreciation on vehicle values, and also improves our operating margins by making our real estate usage more efficient. We also continuously analyze our vehicle storage process in order to optimize our real estate usage and our ability to process more volume without incurring incremental costs. We have further deployed additional digital tools into our yard operations to increase the efficiency of the vehicle check-in, title, inventory and sale processes.
Continue to Innovate and Enhance Data Analytics Capabilities
Our solutions deliver enhanced economic benefits to our customers by increasing transparency and reducing cycle time and friction throughout the process. We continue to broaden our product portfolio by investing in the development of innovative solutions that further improve our customers’ results.
Using our data analytics expertise, we can provide better tools for both sellers and buyers to be better informed and make confident decisions to improve their results and satisfaction.
Expand Internationally in Attractive Markets
For the year ended December 27, 2020, approximately 12% of our revenues were generated outside of the United States, and we are in the process of establishing or continuing to build operations in key geographic markets. In Canada, we plan to continue increasing our presence organically through Impact Auto Auctions Ltd. and in the United Kingdom, we plan to continue increasing our presence organically through IAA UK.
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
Government Regulation
Our operations are subject to regulation, supervision and licensing under various federal, state, provincial and local authorities, agencies, statutes and ordinances, which, among other things, require us to obtain and maintain certain licenses, permits and qualifications to operate. They also govern the storage, handling and transfer of ownership of vehicles between buyers and sellers, and prescribe certain disclosures and notices that must be provided in interacting with our wholesale and retail buyer customers. Some of the regulations and laws that apply to our operations include, without limitation, the following:
•The acquisition and sale of totaled and recovered theft vehicles are regulated by state or other local motor vehicle departments in each of the locations in which we operate.
•Some of the transport vehicles used at our marketplaces are regulated by the U.S. Department of Transportation or similar regulatory agencies in the other countries in which we operate.
•In many states and provinces, regulations require that a damaged and total loss vehicle be forever "branded" with a salvage notice in order to notify prospective purchasers of the vehicle’s previous salvage status.
•Some state, provincial and local regulations limit who can purchase damaged and total loss vehicles, as well as determine whether a damaged and total loss vehicle can be sold as rebuildable or must be sold for parts or scrap only.
•We are subject to various local zoning requirements with regard to the location of our auction and storage facilities, which requirements vary from location to location.
•We are indirectly subject to the regulations of the Consumer Financial Protection Act of 2010 due to our vendor relationships with financial institutions.
•We deal with significant amounts of cash in our operations at certain locations and are subject to various reporting and anti-money laundering regulations.
Compliance with these regulations and laws requires human level awareness, performance and expertise, and investments in our enterprise management systems to facilitate efficient workflow, data tracking and auditing capabilities to measure compliance. We invest annually in our information technology systems with a focus towards maintenance, security and system upgrades in order to comply with regulatory changes. Expenditures in these endeavors has been, and could in the future be, significant.
For additional information on the potential impacts that could result from our failure to comply with the rules and regulations governing our operations, see further Item 1A, Risk Factors under the risk: "We are subject to certain governmental regulations, including vehicle brokerage and auction laws and currency reporting obligations. Our business is subject to risks related to litigation and regulatory actions."
Environmental Regulation
Our operations are subject to various foreign, federal, state and local environmental, health and safety laws and regulations, including those governing the emission or discharge of pollutants into the air or water, the generation, treatment, storage and release of hazardous materials and wastes and the investigation and remediation of contamination. Our failure to comply with current or future environmental, health or safety laws or to obtain and comply with permits required under such laws, could subject us to significant liability or require costly investigative, remedial or corrective actions. From time to time, we have incurred, and may in the future incur, expenditures related to compliance with such foreign, federal, state and local environmental, health and safety laws and regulations, and such expenditures, individually or in the aggregate, could be significant.

In the used vehicle remarketing industry, large numbers of vehicles, including wrecked vehicles at salvage auctions, are stored and/or refurbished at auction facilities and during that time minor releases of fuel, motor oil and other materials may occur. We have investigated or remediated, or are currently investigating or remediating, contamination resulting from various sources, including gasoline, fuel additives (such as methyl tertiary butyl ether, or MTBE), motor oil, petroleum products and other hazardous materials released from aboveground or underground storage tanks or in connection with current or former operations conducted at our facilities. We have incurred, and may in the future incur, expenditures relating to releases of hazardous materials, investigative, remedial or corrective actions, claims by third parties and other environmental issues, and such expenditures, individually or in the aggregate, have been and in the future could be significant, and have in the past caused, and could in the future cause, us to incur substantial compliance and other costs.
We implement a rigorous set of protocols and procedures to ensure that any fluid leaks from vehicles are promptly cleaned and storage areas are kept clean. Our employees receive training on how to properly respond to spills in the event any occur. Our employees also receive training on proper housekeeping and material management. We believe implementation of the protocols and procedures minimizes any potential environmental impacts to soil and groundwater at our locations.
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
Human Capital Resources
Recruitment and Retention. In order to create and develop innovative industry leading products and services and to deliver the highest levels of customer service, we believe it is critical that we attract and retain talented and dedicated employees. As part of these efforts, we strive to offer a competitive compensation and benefits program, to create a work environment where everyone feels included and empowered to do to their best work, and to give employees the opportunity to make a difference in the communities we serve.
At December 27, 2020, we had a total of approximately 3,640 employees, of which approximately 3,170 were located in the United States and approximately 470 were located in Canada and the United Kingdom. Approximately 99% of our workforce consists of full-time employees. We use innovative efforts to recruit, train and develop our employees for long-term success with the organization and, to the extent possible, we strive to promote from within the organization. Our employees have rated IAA a Great Place to Work® since 2018.
In addition to the employee workforce, from time to time, we also utilize temporary labor services to assist in handling the vehicles consigned to us and to provide certain other services. Some of the services we provide are outsourced to third party providers that perform the services either on-site or off-site. The use of third party providers depends upon the resources available at each auction facility as well as peaks in the volume of vehicles offered at auction.
Compensation and Benefits Program. Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that we believe are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location. In addition to cash and, in certain cases, equity compensation, we also offer full-time employees and part-time employees working more than 30 hours per week benefits such as life and health (medical, dental & vision) insurance, paid time off, paid parental leave, and a 401(k) plan. We also provide an incentive to attract, retain and reward eligible employees through our employee stock purchase plan.
Workplace Safety. We strive to provide a safe work environment for both our employees and customers. We conduct regular employee training in the areas of safety and emergency preparedness. We believe we have an exemplary workplace safety record with a Total Recordable Incident Rate (“TRIR”) rating of 1.61 during fiscal 2020, outperforming the industry average. We are classified as a motor vehicle and motor vehicle parts and supplies merchant wholesaler (code 423110) by the National American Industry Classification System (“NAICS”). According to the Bureau of Labor Statistics data as of 2019, the industry average TRIR for companies within our NAICS code classification was 3.90.

Diversity, Equity and Inclusion. We believe that a diverse, equitable and inclusive environment of employees produces more creative solutions, results in better, more innovative products and services and is crucial to our efforts to attract and retain key talent. We have a Diversity, Equity and Inclusion (“DEI”) Council led by senior executives and comprised of employees at every level of the organization. The DEI Council focuses on initiatives to promote inclusion and cultural awareness and appreciation, increasing diversity and representation of historically underrepresented groups at the management levels and above, and also work with industry partners in their diversity, equity and inclusion efforts.
Of the approximately 3,170 employees based in the United States, approximately 50% of them identify as female. We also believe our workforce is ethnically diverse. At December 27, 2020, our U.S. workforce consisted of approximately 58%

individuals identifying as White, 20% as Hispanic or Latino, 14% as Black or African American, 5% as Asian, 2% as two or more races, 1% as American Indian/Alaskan Native and less than 1% as Native Hawaiian or Pacific Islander or Not Specified.
Additionally, of the approximately 480 employees serving in management roles and above, up to and including executives, 69% identify as male and 31% identify as female. Additionally, of those at a manager level and above, up to and including executives, approximately 81% identify as White, 9% as Hispanic or Latino, 5% as Asian, 4% as Black or African American, 1% as two or more races and less than 1% as Native Hawaiian or Other Pacific Islander or as American Indian/Alaskan Native.
Community Involvement. We aim to be good corporate citizens in the communities where our employees live and serve. We encourage employees' community service and engagement, including charitable work and social justice initiatives. We offer our employees the opportunity to perform a day of service on a day of their choosing each year and provide flexibility in work schedules to accommodate our employees exercising their right to vote.
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
Risks Related to the Effects of COVID-19 and Other Potential Future Health Crises

Our business is subject to risks arising from epidemic and pandemic diseases, such as the COVID-19 illness. The COVID-19 pandemic and measures intended to reduce its spread has, and may continue to, adversely affect our business, results of operations and financial condition.

The global COVID-19 pandemic continues to severely impact worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees, suppliers, subhaulers and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities.

The continued spread of COVID-19 and the measures taken by the governments of countries affected and in which we operate have disrupted and may continue to disrupt the supply of salvage vehicles. For example, due to stay-at-home orders executed in mid-March and other mandates implemented by federal, state and local governments, miles driven declined significantly and reduced the supply of salvage vehicle assignments. This decline in volume significantly impacted our business in fiscal 2020. Even with gradual improvement in miles driven and vehicle assignments in the second half of 2020, miles driven remain lower than pre-COVID levels. If the stabilization in miles driven and assignments is not achieved and sustained, it could adversely affect our operating results and financial condition.

The COVID-19 outbreak and mitigation measures have also had an adverse impact on global economic conditions and could impact our ability to access the capital markets on terms acceptable to us, if at all. In addition, although our operations have been deemed “essential,” we took a series of actions during the second quarter of fiscal 2020, including, but not limited to, a temporary reduction in branch labor hours across most locations that generally lasted through September 2020, temporarily requiring employees to work remotely where possible, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at in-person work-related meetings, which could negatively affect our business. In the future, we may take further temporary precautionary measures intended to help minimize the risk of the virus to our employees.

The further spread of COVID-19 and actions taken to limit and combat the spread will impact our ability to carry out our business as normal, and may materially adversely impact our business, operating results and financial condition. The extent to which the COVID-19 outbreak impacts our business and results of operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact, resurgences of COVID-19 or variants thereof that may continue to occur, the availability of vaccines for COVID-19, any delays or complications in vaccine production and distribution, the efficacy of vaccines for COVID-19 and how quickly and to what extent normal economic and operating conditions resume.

Risks Related to Supply, Demand and Competition

Our business and operating results would be adversely affected due to: loss of one or more significant suppliers, reduction in significant volume from suppliers, an adverse change in our supplier relationships, or a disruption to our supply of damaged, total loss and low-value vehicles.

Our business depends on suppliers of damaged, total loss and low-value vehicles. Approximately one-third of our revenue is earned from vehicle suppliers or sellers. Our vehicle suppliers include insurance companies, used-vehicle dealers, rental car and fleet lease companies, auto lenders and charitable organizations, among others. We have established long-term relationships with virtually all of the major automobile insurance companies. During fiscal 2020, approximately 40% of our revenues were associated with vehicles supplied by our three largest insurance customers in the United States segment. Our agreements with insurance company suppliers are generally subject to cancellation by either party upon 30 to 90 days’ notice. There can be no assurance that our existing agreements will not be canceled or that we will be able to enter into future agreements on favorable terms with these suppliers. We work to develop strong relationships with our suppliers to better understand their needs. If we lose one or more of our significant suppliers, or if one or more of our large suppliers were to significantly reduce volume for any reason or favor competitors or new entrants, we may not be successful in replacing such business and our profitability and operating results could be materially adversely affected.

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

Risks Related to Our Business and Operations

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
In pursuing a strategy of acquiring other businesses, we face other risks including, but not limited to:
•incurring significantly higher capital expenditures, operating expenses and operating losses of the business acquired;
•entering new markets with which we are unfamiliar;
•incurring potential undiscovered liabilities at acquired businesses;
•failing to maintain uniform standards, controls and policies;
•incorporating acquired technology and rights into our offerings and unanticipated expenses related to such integration;
•impairing relationships with employees and customers as a result of management changes; and
•increasing expenses for accounting and computer systems, as well as integration difficulties.

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

In certain countries, the salvage market typically operates on a principal basis, in which a vehicle is purchased and then resold, rather than on an agent basis, in which the auction acts as a sales agent for the owner of the vehicle. Operating on a principal basis exposes us to inventory risks, including losses from theft, damage and obsolescence. If we purchase vehicles, the increased costs associated with acquiring the vehicles could have a material adverse effect on our gross profit margin and operating results. Vehicles sold under purchase agreements were approximately 5% of our vehicles sold both domestically and internationally for fiscal 2020. In addition, when vehicles are purchased, we are subject to changes in vehicle values, such as those caused by changes in commodity prices. Decreases in commodity prices, such as steel and platinum, may negatively affect vehicle values and demand at auctions.

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

Risks Related to Data and Cyber Security

Significant disruptions of information technology systems, infrastructure and business information could adversely affect our business and reputation.

Our business involves the receipt and storage of information about our customers and employees and maintaining internal business data. We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of our business processes and activities. The secure operation of these systems, and the processing, maintenance and storage of the information processed by these systems, is critical to our business operations and strategy. Information technology risks (including the confidentiality, integrity and availability of digital assets) for companies have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. These threats may derive from fraud or malice on the part of third parties or our employees, or may result from human error, accidental technological failure or physical break-ins. In addition, our technology infrastructure, information systems, and data storage facilities are vulnerable to damage or interruption from events beyond our control, including, but not limited to, natural disasters, physical break-ins, power loss and telecommunications failures. Although we have technology and information security processes and disaster recovery plans in place to mitigate our risks to these vulnerabilities, these measures may not be adequate to ensure that our operations will not be significantly disrupted upon the occurrence of any of these events. Our customers and other parties in the payments value chain rely on our digital online products as well as other information technologies, computers, software and networks to conduct their operations. In addition, our customers increasingly use personal smartphones, tablet PCs and other mobile devices to access our online products and services and the security of these third party devices may be beyond our control. Any significant disruptions of our information technology systems or the theft of information from our data storage facilities could negatively impact our business, damage our reputation and materially adversely affect our consolidated financial position and results of operations.

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
Although we have technology and information security processes and disaster recovery plans in place to mitigate our risks to these vulnerabilities, these measures may not be adequate to ensure that our operations will not be significantly compromised or disrupted upon the occurrence of any such events. If our information technology is compromised, becomes inoperable for extended periods of time or ceases to function properly, we may have to make a significant investment to fix or replace the information technology and our ability to provide many of our electronic and online solutions to our customers may be impaired, which would have a material adverse effect on our consolidated operating results and financial position. In some instances, efforts to correct vulnerabilities or prevent attacks may reduce the performance of our computer systems and networks, which could negatively impact our business. In addition, as cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could disrupt our business, damage our reputation and materially adversely affect our financial position and results of operations.

Our business is exposed to risks associated with online commerce security and credit card fraud.
We rely on encryption and authentication technology of third party partners to securely transmit confidential information such as customer credit card numbers. A compromise or breach of our own or our third party systems used to protect customer transaction data, whether due to viruses transmitted via the Internet and other points of access, employee error, malfeasance, insufficiency, or defective design, could cause a service disruption. We maintain an information security program and our processing systems incorporate multiple levels of protection in order to address or otherwise mitigate these risks. Despite these mitigation efforts, there can be no assurance that we will not suffer losses in the future. Under current credit card practices, we may be held liable for fraudulent credit card transactions and other payment disputes with customers. As such, we have implemented certain anti-fraud measures, including credit card verification procedures and limiting the acceptance of credit cards from certain newly acquired customers. However, a failure to adequately prevent fraudulent credit card transactions could adversely affect our consolidated financial position and results of operations.

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

Risks Related to Laws and Regulations
Changes in laws affecting the import and export of damaged and total loss vehicles may have an adverse effect on our business and financial condition.

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

Our operations are subject to regulation, supervision and licensing under various federal, state, provincial and local authorities, agencies, statutes and ordinances, which, among other things, require us to obtain and maintain certain licenses, permits and qualifications and provide certain disclosures and notices. See Item 1. Business - Government Regulation for additional information.

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
Risks Related to International Operations

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
In addition, we anticipate that our non-U.S.-based operations will continue to subject us to risks associated with operating on an international basis, including:
•exposure to foreign currency exchange rate risk, which may have an adverse impact on our revenues and profitability;
•exposure to the principal or purchase auction model rather than the agency or consignment model, which may have an adverse impact on our margins and expose us to inventory risks;
•restrictions on our ability to repatriate funds, as well as repatriation of funds currently held in foreign jurisdictions, which may result in higher effective tax rates;
•tariffs and trade barriers and other regulatory or contractual limitations on our ability to operate in certain foreign markets;
•compliance with the Foreign Corrupt Practices Act;
•compliance with the various privacy regulations, including the GDPR;
•dealing with unfamiliar regulatory agencies and laws favoring local competitors;
•dealing with political and/or economic instability;
•the difficulty of managing and staffing foreign offices, as well as the increased travel, infrastructure, legal and compliance costs associated with international operations;
•localizing our product offerings; and
•adapting to different business cultures and market structures.
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

Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position. In addition, there may be tax inefficiencies in repatriating cash from our foreign subsidiaries. Approximately 12% of our revenues were attributable to our foreign operations for the fiscal year ended December 27, 2020. Changes in the value of foreign currencies, particularly the Canadian dollar relative to the U.S. dollar, could negatively affect our profits from foreign operations and the value of the net assets of our foreign operations when reported in U.S. dollars in our financial statements. A 10% change in the average Canadian exchange rate for the twelve months ended December 27, 2020 would have impacted net income by approximately $1.8 million.
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
Risks Related to Our Separation and Distribution

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
•entering into any transaction whereby we merge or consolidate with any other person or entity as a result of which one or more persons or entities would, directly or indirectly, acquire a significant portion of our stock or substantially all of our assets;
•merging, consolidating, or liquidating;
•issuing equity securities beyond certain thresholds;
•repurchasing certain amounts of our capital stock; or
•ceasing to actively conduct our business.
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

Risks Related to Our Capital Structure and Organization

We have a substantial amount of debt, which could impair our financial condition and adversely affect our ability to react to changes in our business.

As of December 27, 2020, our total corporate debt was $1.3 billion. Our indebtedness could have important consequences including:
•limiting our ability to borrow additional amounts to fund working capital, capital expenditures, debt-service requirements, execution of our business strategy, acquisitions and other purposes;
•requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on debt, which would reduce the funds available for other purposes, including funding future expansion;
•making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our flexibility in planning for, and making it more difficult to react quickly to, changing conditions; and
•exposing us to risks inherent in interest rate fluctuations because the majority of our indebtedness is at variable rates of interest, which could result in higher interest expenses in the event of increases in interest rates.
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

If we cannot make scheduled payments on our debt, we would be in default and, as a result:
•our debt holders could declare all outstanding principal and interest to be due and payable;
•the lenders under our Senior Secured Credit Facilities (as defined below) could terminate their commitments to lend us money and foreclose against the assets securing their borrowings; and
•we could be forced into bankruptcy or liquidation.
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
These provisions include:
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•permitting our Board to issue preferred stock without stockholder approval;
•granting to the Board, and not the stockholders, the sole power to set the number of directors;
•the initial division of our Board into three classes of directors, with each class serving a staggered term;
•a provision that directors serving on a classified Board may be removed by stockholders only for cause;
•authorizing vacancies on our Board to be filled only by a vote of the majority of the directors then in office and specifically denying our stockholders the right to fill vacancies in the Board; and
•prohibiting stockholder action by written consent.
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

General Risk Factors
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
Item 1b.    Unresolved Staff Comments
None.
Item 2.    Properties
IAA is headquartered in Westchester, Illinois, with office space being leased through 2027. At December 27, 2020, properties utilized by the IAA include 221 facilities in the United States, 14 facilities in Canada, and 11 facilities in the United Kingdom, representing approximately 8,600 gross acres. These properties are used primarily for auction and storage purposes.
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
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
IAA common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "IAA" and has been traded on the NYSE since June 28, 2019. As of February 16, 2021, we had two stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders of record.
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

Issuer Purchases of Equity Securities

During the three months ended December 27, 2020, we acquired shares of our common stock held by one of our directors who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from the director and the average price paid per share for each month in the fourth quarter ended December 27, 2020 are as shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share
September 28 - November 1, 2020	—	$—
November 2 - November 29, 2020	—	—
November 30 - December 27, 2020	227	64.83
Total	227	$64.83

Stock Price Performance Graph
The graph below shows the cumulative total return of IAA’s common stock, the Standard & Poor's 400 Midcap Index and the Nasdaq Industrial Index for the period beginning on June 28, 2019, the Separation Date, and ending on December 27, 2020. Total cumulative return is based on a $100 investment in IAA’s common stock and each of the listed indices on June 28, 2019 and assumes the reinvestment of dividends. No dividends have been declared on our common stock. Stockholder returns shown in the following graph are not indicative of future stock price performance.

Comparison of Cumulative Total Return
$180
$160
$140
$120
$100
$80
6/28/2019
12/29/2019
12/27/2020
IAA, Inc.
S&P 400 Midcap Index
NASDAQ Industrial Index

Company/Index	6/28/2019	12/29/2019	12/27/2020
IAA, Inc.	$100.00	$119.60	$167.46
S&P 400 Midcap Index	$100.00	$106.03	$119.01
NASDAQ Industrial Index	$100.00	$104.37	$155.56
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
Reserved.
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, as well as the “Statement Regarding Forward-Looking Statements” preceding Part I.
Our fiscal year consists of 52 weeks with every fifth year consisting of 53 weeks and ending either the last Sunday in December or the first Sunday in January. As used in this section, references to the “fiscal year ended December 27, 2020” or “fiscal 2020” refer to the 52-week period that began on December 30, 2019 and ended on December 27, 2020. References to the “fiscal year ended December 29, 2019” or “fiscal 2019” refer to the 52-week period that began on December 31, 2018 and ended on December 29, 2019. References to the “fiscal year ended December 30, 2018” or “fiscal 2018” refer to the 52-week period that began on January 1, 2018 and ended on December 30, 2018.
Overview
We are a leading global digital marketplace connecting vehicle buyers and sellers. Leveraging leading-edge technology and focusing on innovation, our unique platform facilitates the marketing and sale of total-loss, damaged and low-value vehicles for a full spectrum of sellers. Headquartered in Westchester, IL, we have two operating segments: United States and International. We maintain operations in the United States, which make up the United States segment and operations in Canada and the United Kingdom, which make up the International segment. We have more than 200 facilities across both business segments.
We serve a global buyer base and a full spectrum of sellers, including insurance companies, dealerships, fleet lease and rental car companies, and charitable organizations. We offer sellers a comprehensive suite of services aimed at maximizing vehicle value, reducing administrative costs, shortening selling cycle time and delivering the highest economic returns. Our solutions provide global buyers with the vehicles they need to, among other things, fulfill their vehicle rebuild requirements, replacement part inventory or scrap demand. We provide global buyers with multiple bidding/buying digital channels, innovative vehicle merchandising, efficient evaluation services and online bidding tools, enhancing the overall purchasing experience.
During fiscal 2020, we completed the roll-out of our buyer digital transformation in the United States in April 2020 and in Canada in July 2020. IAA UK has operated an online, digital only auction since 2005. As a result, we have shifted to a fully online, digital auction model, resulting in a reduction of costs previously associated with the physical auctions.
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
Industry Trends
Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. Based on data from CCC Information Services, the percentage of claims resulting in total losses was approximately 21% in 2020, 19% in 2019 and 18% in 2018. There is no central reporting system for the salvage vehicle auction industry that tracks the number of salvage vehicle auction volumes in any given year, which makes estimating industry volumes difficult.
Fluctuations in used vehicle and commodity pricing (aluminum, steel, etc.) have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, revenue and gross profit are positively impacted. If used vehicle and commodity prices decrease, proceeds, revenue and gross profit at salvage auctions may be negatively impacted, which could adversely affect our level of profitability. The price per ton of crushed auto bodies in North America increased approximately 15% in 2020 as compared to 2019 and declined approximately 29% in 2019 as compared to 2018.

Sources of Revenues and Expenses
A significant portion of our revenue is derived from auction fees and related services associated with our salvage auctions. Approximately two-thirds of our revenue is earned from buyers. Buyer revenue represents fees charged based on a tiered structure that increases with the sales price of the vehicle as well as service fees for additional services such as storage, transportation, and vehicle condition reporting. Approximately one-third of our revenue is earned from sellers. Seller revenue represents the combination of the inbound tow, processing, storage, titling, enhancing and auctioning of the vehicle. Although auction revenues primarily include the auction services and related fees, our related receivables and payables include the gross value of the vehicles sold.
Our operating expenses consist of cost of services, cost of vehicle sales, selling, general and administrative and depreciation and amortization. Cost of services is comprised of payroll and related costs, subcontract services, supplies, insurance, property taxes, utilities, service contract claims, maintenance and lease expense related to the auction sites. Cost of vehicle sales is comprised of the cost of purchased vehicles. Cost of services and vehicle sales excludes depreciation and amortization. Selling, general and administrative expenses are comprised of payroll and related costs, sales and marketing, information technology services and professional fees.
COVID-19 Impact on our Business
The outbreak of the coronavirus pandemic (COVID-19) has severely impacted, and continues to impact worldwide economic activities. In an effort to contain and combat the spread of COVID-19, government and health authorities around the world took extraordinary and wide-ranging actions, including orders to close all business not deemed “essential”, quarantines, “stay-at-home” orders, and the practice of social distancing. Although many of these governmental restrictions have since been lifted or scaled back, ongoing surges of COVID-19 infections, including new more contagious and/or vaccine resistant variants, in certain geographies have resulted in the re-imposition of certain restrictions from time to time, and may lead to other restrictions being re-implemented in response to efforts to reduce the spread of COVID-19.
Given our operations, we are deemed “essential” and have remained open for business and our branches continue to be operational. We have implemented strict health and sanitization protocols across all of our locations in an effort to keep our employees and customers safe including, but not limited to: the use of personal protective equipment; sanitizing our facilities; continuing to temporarily require employees to work remotely where possible; suspending all non-essential travel worldwide for our employees; and discouraging employee attendance at in-person work-related meetings. We have also activated contingency plans to ensure continued operations and business continuity across our global network.
The significant decline in miles driven resulting from the stay-at-home orders that were executed in mid-March across North America and the United Kingdom translated into a reduction in vehicle assignments. This decline in volume significantly impacted our business in fiscal 2020. Notwithstanding this reduction in volume, our net revenue per unit during fiscal 2020 increased compared to the prior year period due to benefits from our buyer digital transformation, enhanced service offerings such as IAA 360 ViewTM and IAA InteractTM, as well as strong used car pricing and strong demand from buyers. As certain economies began to re-open, we saw gradual improvements in miles driven that resulted in higher vehicle assignments in the third and fourth quarter of fiscal 2020 as compared to the second quarter. Even with this gradual improvement in the second half of 2020, miles driven remained lower than pre-COVID levels.
In response to the uncertainty surrounding COVID-19, we took a series of actions during the second quarter of fiscal 2020 to reduce costs and cash outlays, including, but not limited to, a temporary reduction in salaries at the senior leadership level through June 2020, a temporary reduction in the annual cash retainer payable in quarterly installments to directors through September 2020, aggressive cost reductions across all departments, a temporary reduction in branch labor hours across most locations that generally lasted through September 2020, employee furloughs in select international locations and a reduction of certain non-critical capital spending during fiscal 2020. In addition, we enhanced our liquidity position by: (i) entering into an amendment to our Credit Agreement in May 2020 to increase the aggregate principal amount to be borrowed under our Revolving Credit Facility (as defined below) by $136.0 million to $361.0 million; and (ii) entering into a credit agreement in July 2020 which provides for a revolving credit facility in an aggregate principal amount of $10.0 million Canadian dollars (the "Canadian Credit Facility"). We are continuing to actively monitor the rapidly evolving situation and guidance from the government and public health authorities and we may take additional actions that we determine are in the best interest of the Company and all our stakeholders.
The COVID-19 pandemic had limited impact on our operations in the first quarter of fiscal 2020, but adversely affected our operations in the second, third and fourth quarters of fiscal 2020 and we anticipate it will continue to do so in fiscal 2021, depending in part on how quickly vaccine rollouts occur throughout the markets in which we operate and the effectiveness of vaccines in limiting the spread of COVID-19 and particularly if buyer demand declines or the stabilization in assignments and miles driven is not achieved and sustained. All of the factors described above may have far-reaching impacts on our business, operations, and financial results and conditions, directly and indirectly, including, but not limited to, impacts on vehicle assignments, branch operations, the health of our management and employees, and on the overall economy.

Given the dynamic nature of these circumstances, uncertainties surrounding the timing of vaccine rollouts, public acceptance and usage of vaccines and the effectiveness of vaccines in limiting the spread of COVID-19, the severity and duration of business disruption and the related financial effects cannot be reasonably estimated at this time. However, we expect COVID-19 and the efforts taken to reduce its spread to have a negative impact on our vehicle assignments in fiscal 2021, the impact of which may continue to be material. See Item 1A, Risk Factors for additional information.
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
COVID-19:
The outbreak of COVID-19 pandemic and the efforts taken to reduce its spread adversely affected our operations in fiscal 2020. See above under "COVID-19 Impact on our Business" for additional information.

Results of Operations
Fiscal 2020 Compared to Fiscal 2019
The table below presents consolidated statements of income for the periods indicated and the dollar change and percentage change between periods.

	Fiscal Years Ended		Change
(Dollars in millions except per share amounts)	December 27, 2020	December 29, 2019	$	%
Revenues:
Service revenues	$1,233.1	$1,303.8	$(70.7)	(5.4)%
Vehicle sales	151.8	133.0	18.8	14.1%
Total revenues	1,384.9	1,436.8	(51.9)	(3.6)%
Cost of services and vehicle sales*:
Cost of services*	721.7	780.1	(58.4)	(7.5)%
Cost of vehicle sales*	125.2	108.1	17.1	15.8%
Total cost of services and vehicle sales*	846.9	888.2	(41.3)	(4.6)%
Gross profit*	538.0	548.6	(10.6)	(1.9)%
Selling, general and administrative	144.9	142.4	2.5	1.8%
Depreciation and amortization	81.1	88.4	(7.3)	(8.3)%
Operating profit	312.0	317.8	(5.8)	(1.8)%
Interest expense	56.0	55.7	0.3	0.5%
Other income, net	(1.0)	(0.1)	(0.9)	NM**
Income before income taxes	257.0	262.2	(5.2)	(2.0)%
Income taxes	62.2	69.0	(6.8)	(9.9)%
Net income	$194.8	$193.2	$1.6	0.8%
Net income per share
Basic	$1.45	$1.45	$—	—%
Diluted	$1.44	$1.44	$—	—%
* Exclusive of depreciation and amortization
** NM - Not meaningful

Service Revenues

	Fiscal Years Ended		Change
(Dollars in millions)	December 27, 2020	December 29, 2019	$	%
United States	$1,134.4	$1,196.2	$(61.8)	(5.2)%
International	98.7	107.6	(8.9)	(8.3)%
Total service revenues	$1,233.1	$1,303.8	$(70.7)	(5.4)%

United States service revenues decreased $61.8 million due to a lower volume of consigned vehicles sold, which decreased by 15.2% primarily resulting from the COVID-19 pandemic. This decrease in volume of consigned vehicles sold was partially offset by an increase in revenue per unit of 11.9% primarily from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and favorable industry dynamics. Additionally, fiscal 2020 included incremental revenue of $5.6 million from the DDI acquisition and fiscal 2019 benefited from a non-cash adjustment of $3.6 million relating to certain revenue agreements.

International service revenues decreased $8.9 million due to a lower volume of consigned vehicles sold, which decreased by 17.2%, primarily resulting from the COVID-19 pandemic, and an unfavorable foreign currency impact of $0.7 million from the Canadian dollar. The decrease in volume of vehicles sold was partially offset by an increase in revenue per unit of 10.7% primarily from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and favorable industry dynamics.

Vehicle Sales

	Fiscal Years Ended		Change
(Dollars in millions)	December 27, 2020	December 29, 2019	$	%
United States	$80.7	$69.9	$10.8	15.5%
International	71.1	63.1	8.0	12.7%
Total vehicle sales	$151.8	$133.0	$18.8	14.1%

United States vehicle sales increased $10.8 million due to an increase in revenue per unit sold, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and favorable industry dynamics.

International vehicle sales increased $8.0 million due to an increase in revenue per unit sold of 27%, as a result of higher average selling prices due to increased buyer participation, enhanced product and service offerings, and favorable industry dynamics. This increase in revenue per unit sold was partially offset by a decline in volume of 11%, primarily as a result of the COVID-19 pandemic.
Cost of Services

	Fiscal Years Ended		Change
(Dollars in millions)	December 27, 2020	December 29, 2019	$	%
United States	$659.8	$714.4	$(54.6)	(7.6)%
International	61.9	65.7	(3.8)	(5.8)%
Total cost of services	$721.7	$780.1	$(58.4)	(7.5)%

United States cost of services decreased $54.6 million primarily due to lower volume, lower labor and travel, and benefits related to adopting a fully-digital auction model. These decreases were partially offset by an increase in the cost of occupancy and incremental cost from the DDI acquisition of $1.8 million.

International cost of services decreased $3.8 million primarily due to lower volume and lower labor cost, partially offset by increase in the cost of occupancy.
Cost of Vehicles Sales

	Fiscal Years Ended		Change
(Dollars in millions)	December 27, 2020	December 29, 2019	$	%
United States	$64.6	$54.0	$10.6	19.6%
International	60.6	54.1	6.5	12.0%
Total cost of vehicle sales	$125.2	$108.1	$17.1	15.8%

United States cost of vehicle sales increased $10.6 million primarily due to higher average purchase prices resulting from a change in vehicle mix.

International cost of vehicle sales increased $6.5 million primarily due to higher average purchase prices resulting from a change in vehicle mix, partially offset by lower volume.

Selling, General and Administrative

	Fiscal Years Ended		Change
(Dollars in millions)	December 27, 2020	December 29, 2019	$	%
United States	$135.0	$131.3	$3.7	2.8%
International	9.9	11.1	(1.2)	(10.8)%
Total selling, general and administrative expenses	$144.9	$142.4	$2.5	1.8%

United States selling, general and administrative expenses increased $3.7 million primarily due to incremental costs of $7.0 million related to IAA becoming a stand-alone company, increases in stock-based compensation of $3.8 million, provision for credit losses of $3.1 million, professional services of $3.4 million, and $4.3 million in incremental costs from the DDI acquisition. These increases were partially offset by a reduction in discretionary spending of $10.0 million, including items such as travel and meetings, as a result of the COVID-19 pandemic and lower employee related cost of $7.9 million.

International selling, general and administrative expenses decreased $1.2 million primarily due to a decrease in the provision of credit losses of $0.5 million, and lower employee related costs of $0.7 million.
Depreciation and Amortization

	Fiscal Years Ended		Change
(Dollars in millions)	December 27, 2020	December 29, 2019	$	%
United States	$74.3	$81.8	$(7.5)	(9.2)%
International	6.8	6.6	0.2	3.0%
Total depreciation and amortization	$81.1	$88.4	$(7.3)	(8.3)%

Depreciation and amortization decreased $7.3 million as compared to fiscal 2019 as there were fewer intangible assets to amortize within the United States segment during fiscal 2020.
Income Taxes. The effective tax rate for fiscal 2020 was 24.2% as compared to 26.3% for fiscal 2019. Fiscal 2020 effective tax rate benefited by a reduction of 1.6% as a result of the finalization of federal income tax regulations, a change in the mix of jurisdictional income associated with alignment of internal cost structures, and other impacts including certain discrete items. The effective tax rate for fiscal 2019 was adversely impacted by 0.5% associated with the spin-off from KAR.
Fiscal 2019 Compared to Fiscal 2018
For a discussion of fiscal 2019 as compared to fiscal 2018, please refer to Part II, Item 7, Management’s Discussion and
Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 29, 2019, filed with the Securities and Exchange Commission on March 18, 2020.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations and working capital. Our principal source of liquidity consists of cash generated by operations. Our Revolving Credit Facility (as defined below) and Canadian Credit Facility provide another source of liquidity as needed.
Our cash flow is used to invest in new products and services, fund capital expenditures and working capital requirements and, coupled with borrowings under our Revolving Credit Facility and Canadian Credit Facility, is expected to be adequate to satisfy our cash requirements, including those listed below, and fund future acquisitions, if any. Our ability to fund our cash requirements will depend on our ongoing ability to generate cash from operations and to access borrowings under our Revolving Credit Facility and Canadian Credit Facility. We believe that our cash on hand, future cash from operations, borrowings available under our Revolving Credit Facility and Canadian Credit Facility and access to the debt and capital markets will provide adequate resources to fund our operating and financing needs for the next twelve months and beyond.
Our material cash requirements from known contractual and other obligations include:
Debt Service Obligations

In connection with the Separation, on June 28, 2019 we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto from time to time (the “Credit Agreement”), which provides for, among other things, a seven year senior secured term loan facility in an aggregate principal amount of $800 million (the “Term Loan Facility”) and a five year revolving credit facility in an aggregate principal amount of $225 million (the “Revolving Credit Facility”). On May 1, 2020, in response to the uncertainty around COVID-19, we entered into an amendment to the Credit Agreement to increase the aggregate principal amount able to be borrowed under the Revolving Credit Facility by $136.0 million to $361.0 million. The Revolving Credit Facility also includes a $50 million sub-limit for issuance of letters of credit and a $50 million sublimit for swing line loans, which can be borrowed on same-day notice. As of December 27, 2020, no amounts were outstanding under the Revolving Credit Facility. At December 27, 2020, we had outstanding letters of credit in the aggregate amount of $6.1 million, all of which reduce the amount available for borrowings under the Revolving Credit Facility. We were in compliance with the covenants in the Credit Agreement at December 27, 2020.

During the fourth quarter of fiscal 2019, we repaid $22.0 million of the Term Loan Facility, consisting of $2.0 million required principal payment and a $20.0 million optional principal pre-payment. During the first quarter of fiscal 2020, we made an additional optional principal pre-payment of $4.0 million of the Term Loan Facility. We made no optional principal pre-payments of the Term Loan Facility during the second, third and fourth quarters of fiscal 2020. All repayments of the Term Loan Facility have been made using cash on hand. As a result of our optional principal pre-payments under the Term Loan Facility, our next mandatory principal payment under the Term Loan Facility is not due until September 30, 2021. As of December 27, 2020, $774.0 million was outstanding under the Term Loan Facility.

On June 6, 2019, we issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027. We must pay interest on the Notes in cash on June 15 and December 15 of each year at a rate of 5.500% per annum. The Notes will mature on June 15, 2027. The net proceeds from the Notes offering, together with borrowings under our prior senior credit facility, were used to make a cash distribution to KAR and to pay fees and expenses related to the Separation. We were in compliance with the covenants in the indenture governing the Notes at December 27, 2020.

On July 7, 2020, we entered into the Canadian Credit Facility. The Canadian Credit Facility matures on July 6, 2021. The proceeds from the Canadian Credit Facility can be used by our Canadian subsidiary for its working capital requirements, capital expenditures and general corporate purposes. As of December 27, 2020, no amounts were outstanding under the Canadian Credit Facility.

See Note 10 - Debt in the notes to consolidated financial statements for additional information including future principal payment schedule.
Capital Expenditures
We expend capital to support our operating plan and business strategies. Capital expenditures for the years ended December 27, 2020 and December 29, 2019, were $69.8 million and $68.5 million, respectively. Capital expenditures were funded primarily from cash flow from operations. We continue to invest in our core information technology capabilities and capacity expansion. Our capital expenditures during fiscal 2020 primarily related to real estate development and technology-based investments, including improvements in information technology systems and infrastructure. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
During the first quarter of fiscal 2021, we purchased certain previously leased property in New Jersey consisting of land and buildings for $11.0 million. This expenditure was funded from cash flow from operations. See Note 16 - Subsequent Events in the notes to consolidated financial statements for additional information.
Leases
We enter into leases in the normal course of business. We lease property, software, automobiles, trucks and trailers pursuant to operating lease agreements. Lease obligations for fiscal 2020 were funded primarily from cash flow from operations. We also lease furniture, fixtures and equipment under finance leases. See Note 11 - Leases in the notes to consolidated financial statements for additional information and a schedule of maturities of lease maturities. Future lease obligations would change if we entered into additional lease agreements.
Put Option
In November 2020, we entered into an agreement which grants the owner a right during fiscal years 2023 and 2024 to cause the Company to acquire certain assets (the "Put Option") for a price based on a pre-defined formula. We measured and recognized this Put Option at fair value using a Monte Carlo simulation. The estimated fair value of the Put Option as of the inception date and at December 27, 2020 was zero.

Working Capital
A substantial amount of our working capital is generated from the payments received for services provided. The majority of our working capital needs are short-term in nature, usually less than three months in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and branch. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in our accounts and on our balance sheet that is unavailable for use until it is made available by the various financial institutions. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities at December 29, 2019. We had no book overdrafts at December 27, 2020. Because a portion of these outstanding checks for operations are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, we cannot offset all the cash and the outstanding checks on our balance sheet. Changes in working capital vary from quarter-to-quarter as a result of the timing of collections and disbursements of funds to consignors from auctions held near period end.
Approximately $48.2 million of available cash was held by our foreign subsidiaries at December 27, 2020. We do not currently expect to incur significant additional tax liabilities if funds held by our foreign subsidiaries were to be repatriated.
Summary of Cash Flows

	Fiscal Years Ended
(Dollars in millions)	December 27, 2020	December 29, 2019	2020 vs. 2019
Net cash provided by (used by):
Operating activities	$310.0	$271.2	$38.8
Investing activities	(69.0)	(84.9)	15.9
Financing activities	(56.3)	(182.8)	126.5
Effect of exchange rate on cash	1.0	(4.7)	5.7
Net increase in cash, cash equivalents and restricted cash	$185.7	$(1.2)	$186.9
Fiscal 2020 compared to Fiscal 2019

Net cash flow provided by operating activities in fiscal 2020 increased by $38.8 million as compared to fiscal 2019. The increase in operating cash flow was primarily attributable to an increase in accounts payable of $66.0 million and an increase in profitability, net of non-cash adjustments, of $22.1 million. These increases were partially offset by changes in accounts receivable of $16.7 million resulting from the timing of collections from customers and other parties, changes in other assets of $14.6 million primarily relating to a decrease in certain prepaid assets, and an increase in operating lease payments of $11.6 million.

Net cash used by investing activities decreased by $15.9 million for fiscal 2020 as compared to fiscal 2019. The decrease in net cash used by investing activities was primarily due to the acquisition of DDI in the third quarter of fiscal 2019 for an initial cash price of $16.7 million.

Net cash used by financing activities decreased by $126.5 million in fiscal 2020 as compared to fiscal 2019. The decrease in net cash used by financing activities was primarily attributable to dividends and distributions paid to KAR prior to and at the time of Separation of $1,395.8 million, partially offset by net proceeds from the Notes offering and our Term Loan Facility in June 2019 of $1,259.7 million, and a change in bank overdrafts of $6.8 million during fiscal 2020.
Fiscal 2019 compared to Fiscal 2018
For a discussion of fiscal 2019 as compared to fiscal 2018, please refer to Part II, Item 7, Management’s Discussion and
Analysis of Financial Condition and Summary of Cash Flows in our Form 10-K for the fiscal year ended December 29, 2019, filed with the Securities and Exchange Commission on March 18, 2020.
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
When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for a reporting unit in a given year is influenced by a number of factors, including the size of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, and the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of a reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and apply judgment when estimating future cash flows and earnings, including projected revenue growth and operating expenses related to existing businesses, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate based on the estimated cost of capital that reflects the risk profile of the related business. Estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives and changes in economic conditions. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approach are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies.
The estimated fair value of both of our reporting units exceeded their respective carrying value by a substantial amount in our last quantitative assessment. In 2020, we performed a qualitative impairment assessment for our reporting units. Based on our goodwill assessment, the Company has not identified a reporting unit for which the goodwill was impaired in 2020, 2019 or 2018.
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
In 2020, we performed a qualitative impairment assessment for our indefinite-lived tradenames. We did not record any impairment relating to indefinite-lived tradenames and other intangible assets in fiscal 2020, 2019 or 2018.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. A 10% change in the average Canadian exchange rate for the year ended December 27, 2020 would have impacted our net income by approximately $1.8 million. Currency exposure of our U.K. operations is not material to the results of operations. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar or British pound.
Interest Rates
Our outstanding indebtedness reflects a mix of fixed and variable rate debt and we are exposed to interest rate risk with respect to our variable rate indebtedness.
As of December 27, 2020, we had outstanding $500.0 million of fixed rate debt from our outstanding Notes and $774.0 million of variable rate debt from our Term Loan Facility. The Term Loan Facility accrues interest at an adjusted LIBOR rate plus 2.25% (or at IAA’s election, Base Rate (as defined in the Credit Agreement) plus 1.25%).
Loans under the Revolving Credit Facility bear interest at an amount equal to the rate calculated based on either adjusted LIBOR or Base Rate plus an applicable margin ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans, in each case depending on our consolidated senior secured net leverage ratio (as defined in the Credit Agreement). We had no outstanding borrowings under the Revolving Credit Facility as of December 27, 2020.

Borrowings under the Canadian Credit Facility, based on the type of borrowing, bear interest at either (a) Bank of Montreal Prime Rate plus 1.00%; (b) Bankers Acceptance Rate plus 2.25%; or (c) Canadian Dollar Offered Rate (CDOR) plus 2.25%. As of December 27, 2020, no amounts were outstanding under the Canadian Credit Facility.
A 10% increase in the interest rates related to our variable rate debt based on the balance outstanding at December 27, 2020 would increase our interest expense by approximately $1.9 million annually. We may in the future manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. As of December 27, 2020, we have not entered into any swap agreements.
In addition, LIBOR is expected to be phased out beginning after 2021. The U.K.’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out certain LIBOR publications by the end of 2021 and all LIBOR publications after June 30, 2023. Organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. When LIBOR ceases to exist, we may need to enter into an amendment to the Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If future rates based upon a successor reference rate are higher than LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
IAA, Inc.:
Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of IAA, Inc. and subsidiaries (the Company) as of December 27, 2020 and December 29, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for the years ended December 27, 2020, December 29, 2019, and December 30, 2018 and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2020 and December 29, 2019, and the results of its operations and its cash flows for the years ended December 27, 2020, December 29, 2019, and December 30, 2018, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Changes in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 31, 2018, due to the adoption of Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 842, Leases.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Sufficiency of audit evidence over U.S. service revenues from buyer and seller fees
As discussed in Note 2 to the consolidated financial statements, the Company recorded service revenues of $1,233.1 million, which included U.S. service revenues from buyer and seller fees. The Company enters into revenue contracts with sellers of salvage vehicles to facilitate the remarketing of salvage vehicles, including inbound tow, processing, storage, titling, enhancing and selling of such vehicles at auction. The Company also enters into revenue contracts with buyers of salvage vehicles that are generally established via purchase at auction, subject to applicable terms and conditions.
We identified the evaluation of the sufficiency of audit evidence over U.S. service revenues from buyer and seller fees as a critical audit matter. The Company’s use of its proprietary information technology (IT) system to capture and process data to recognize U.S. service revenues from buyer and seller fees required a higher degree of auditor judgment due to the extent and complexity of automation involved in the process. In addition, the nature and extent of audit effort associated with the evaluation of the proprietary IT system and related internal controls relevant to the determination of U.S. service revenues from buyer and seller fees, required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the process over the Company’s U.S. service revenues from buyer and seller fees. We involved IT professionals with specialized skills and knowledge who assisted in obtaining an understanding of the relevant IT system and processes and in testing general IT and IT application controls related to the system used by the Company in its revenue recognition processes for U.S. service revenues from buyer and seller fees. We observed a selection of U.S. auction sites to gain an understanding of the revenue related activities, including the use of the IT system. We evaluated the Company’s revenue recognition policies by examining the Company’s applicable published terms and conditions as they relate to U.S. buyer service fees and analyzed a selection of customer contracts to understand the contractual terms and conditions as they relate to U.S. seller service fees. We selected a sample of both U.S. buyer and seller service revenue transactions and compared the amounts recognized for consistency with underlying documentation. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

/s/ KPMG LLP
We have served as the Company's auditor since 2018.
Chicago, Illinois
February 22, 2021

IAA, Inc.
Consolidated Statements of Income
(In millions, except per share data)

	Fiscal Years Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Revenues:
Service revenues	$1,233.1	$1,303.8	$1,219.6
Vehicle sales	151.8	133.0	107.2
Total revenues	1,384.9	1,436.8	1,326.8
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	721.7	780.1	729.4
Cost of vehicle sales (exclusive of depreciation and amortization)	125.2	108.1	91.8
Selling, general and administrative	144.9	142.4	123.8
Depreciation and amortization	81.1	88.4	97.4
Total operating expenses	1,072.9	1,119.0	1,042.4
Operating profit	312.0	317.8	284.4
Interest expense, net	56.0	55.7	38.7
Other income, net	(1.0)	(0.1)	(0.5)
Income before income taxes	257.0	262.2	246.2
Income taxes	62.2	69.0	62.5
Net income	$194.8	$193.2	$183.7
Net income per share
Basic	$1.45	$1.45	$1.38
Diluted	$1.44	$1.44	$1.37
See accompanying notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Fiscal Years Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Net income	$194.8	$193.2	$183.7
Other comprehensive income (loss)
Foreign currency translation gain (loss)	3.3	(1.9)	(1.7)
Comprehensive income	$198.1	$191.3	$182.0
See accompanying notes to consolidated financial statements

IAA, Inc.
Consolidated Balance Sheets
(In millions)

	December 27, 2020	December 29, 2019
Assets
Current assets
Cash and cash equivalents	$232.8	$47.1
Accounts receivable, net	374.8	335.9
Prepaid consigned vehicle charges	53.3	50.1
Other current assets	31.1	26.9
Total current assets	692.0	460.0
Non-current assets
Operating lease right-of-use assets, net	866.8	735.9
Property and equipment, net	259.8	246.9
Goodwill	542.3	541.3
Intangible assets, net	150.6	151.7
Other assets	17.4	15.4
Total non-current assets	1,836.9	1,691.2
Total assets	$2,528.9	$2,151.2

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$122.6	$96.4
Short-term right-of-use operating lease liability	78.1	68.6
Accrued employee benefits and compensation expenses	23.4	29.4
Other accrued expenses	54.4	49.3
Current maturities of long-term debt	4.0	—
Total current liabilities	282.5	243.7
Non-current liabilities
Long-term debt	1,248.0	1,254.7
Long-term right-of-use operating lease liability	836.6	709.5
Deferred income tax liabilities	65.7	63.7
Other liabilities	26.7	16.8
Total non-current liabilities	2,177.0	2,044.7
Commitments and contingencies (Note 14)
Stockholders' equity (deficit)
Preferred stock, $0.01 par value: Authorized 150.0 shares and 0.0 shares; issued and outstanding: 0.0 shares and 0.0 shares, respectively	—	—
Common stock, $0.01 par value: Authorized 750.0 shares and 0.0 shares; issued and outstanding: 134.5 shares and 133.6 shares, respectively	1.3	1.3
Additional paid-in capital	12.0	3.5
Retained earnings (deficit)	67.7	(127.1)
Accumulated other comprehensive loss	(11.6)	(14.9)
Total stockholders' equity (deficit)	69.4	(137.2)
Total liabilities and stockholders' equity (deficit)	$2,528.9	$2,151.2
See accompanying notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance at December 31, 2017	—	$—	$—	$—	$582.6	$(11.3)	$571.3
Net income	—	—	—	—	183.7	—	183.7
Cumulative effect adjustment for adoption of ASC Topic 606, net of tax	—	—	—	—	(3.0)	—	(3.0)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(1.7)	(1.7)
Stock-based compensation expense	—	—	—	—	3.8	—	3.8
Net transfer to parent and affiliates	—	—	—	—	(190.9)	—	(190.9)
Balance at December 30, 2018	—	—	—	—	576.2	(13.0)	563.2
Net income	—	—	—	87.4	105.8	—	193.2
Cumulative effect adjustment for adoption of ASC Topic 842, net of tax	—	—	—	—	1.1	—	1.1
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(1.9)	(1.9)
Stock-based compensation expense	—	—	2.8	—	1.9	—	4.7
Exercise of stock options	0.2	—	1.6	—	—	—	1.6
Withholding taxes on stock-based awards	—	—	(0.9)	—	—	—	(0.9)
Reclassification of net parent investment to common stock and additional paid-in capital	133.4	1.3	—	(214.5)	213.2	—	—
Dividend paid to KAR	—	—	—	—	(1,278.0)	—	(1,278.0)
Net transfer to parent and affiliates	—	—	—	—	379.8	—	379.8
Balance at December 29, 2019	133.6	1.3	3.5	(127.1)	—	(14.9)	(137.2)
Net income	—	—	—	194.8	—	—	194.8
Foreign currency translation adjustments, net of tax	—	—	—	—	—	3.3	3.3
Stock-based compensation expense	—	—	8.5	—	—	—	8.5
Common stock issued for exercise and vesting of stock-based awards	1.1	—	8.1	—	—	—	8.1
Common stock issued for employee stock purchase plan	—	—	1.0	—	—	—	1.0
Withholding taxes on stock-based awards	(0.2)	—	(9.1)	—	—	—	(9.1)
Balance at December 27, 2020	134.5	$1.3	$12.0	$67.7	$—	$(11.6)	$69.4
See accompanying notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Years Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Operating activities
Net income	$194.8	$193.2	$183.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81.1	88.4	97.4
Operating lease expense	136.7	118.3	—
Provision for credit losses	4.4	1.8	2.2
Deferred income taxes	2.0	0.6	(2.9)
Amortization of debt issuance costs	4.2	2.0	—
Stock-based compensation	8.5	4.7	3.8
Gain on disposal of fixed assets	(0.7)	(0.1)	(0.7)
Deferred rent	—	—	0.7
Changes in operating assets and liabilities, net of acquisitions:
Operating lease payments	(130.9)	(119.3)	—
Accounts receivable and other assets	(54.3)	(23.0)	(9.3)
Accounts payable and accrued expenses	64.2	4.6	3.3
Net cash provided by operating activities	310.0	271.2	278.2
Investing activities
Acquisition of businesses (net of cash acquired)	—	(16.7)	—
Purchases of property, equipment and computer software	(69.8)	(68.5)	(66.7)
Proceeds from the sale of property and equipment	0.8	0.3	0.6
Net cash used by investing activities	(69.0)	(84.9)	(66.1)
Financing activities
Net (decrease) increase in book overdrafts	(33.6)	(26.8)	11.7
Proceeds from debt issuance	—	1,305.5	—
Payments on long-term debt	(4.0)	(27.5)	—
Dividend paid to KAR	—	(1,278.0)	—
Net cash transfers to Parent and affiliates	—	(117.8)	(190.9)
Deferred financing costs	(2.9)	(25.2)	—
Payments on finance leases	(14.3)	(13.7)	(15.9)
Issuance of common stock under stock plans	8.1	1.6	—
Proceeds from issuance of employee stock purchase plan shares	1.0	—	—
Tax withholding payments for vested RSUs	(9.1)	(0.9)	—
Payment of contingent consideration	(1.5)	—	—
Net cash used by financing activities	(56.3)	(182.8)	(195.1)
Effect of exchange rate changes on cash	1.0	(4.7)	(1.8)
Net increase (decrease) in cash and cash equivalents	185.7	(1.2)	15.2
Cash and cash equivalents at beginning of period	47.1	48.3	33.1
Cash and cash equivalents at end of period	$232.8	$47.1	$48.3
Cash paid for interest, net	$53.7	$29.8	$0.5
Cash paid for taxes, net	$59.7	$71.8	$65.4
See accompanying notes to consolidated financial statements

IAA, Inc.
Notes to Consolidated Financial Statements

Note 1—Basis of Presentation
Description of Business
IAA, Inc., together with its subsidiaries (collectively referred to herein as “IAA” and "the Company") is a leading global digital marketplace connecting vehicle buyers and sellers. Leveraging leading-edge technology and focusing on innovation, IAA's unique platform facilitates the marketing and sale of total loss, damaged and low-value vehicles for a full spectrum of sellers. Headquartered in Westchester, Illinois, the Company has more than 200 facilities throughout the United States, Canada and the United Kingdom. The Company serves a global buyer base and a full spectrum of sellers, including insurance companies, dealerships, fleet lease and rental car companies, and charitable organizations. The Company offers sellers a comprehensive suite of services aimed at maximizing vehicle value, reducing administrative costs, shortening selling cycle time and delivering the highest economic returns. The Company's solutions provide global buyers with the vehicles they need to, among other things, fulfill their vehicle rebuild requirements, replacement part inventory or scrap demand. IAA provides global buyers multiple bidding/buying digital channels, innovative vehicle merchandising, efficient evaluation services and online bidding tools, enhancing the overall purchasing experience.
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

Basis of Presentation

Until the Separation Date, the Company operated as a separate reportable segment within KAR and, since the Separation Date, the Company has operated independently from KAR. The accompanying consolidated financial statements for the fiscal year ended December 30, 2018, and for the period from December 31, 2018, to the Separation Date, and notes related thereto have been prepared from KAR’s historical accounting records and are presented on a stand-alone basis as if IAA's operations had been conducted independently from KAR for all periods prior to the Separation Date. Accordingly, prior to the Separation Date, KAR’s net investment in these operations ("Net Parent Investment") was shown in lieu of stockholder’s equity (deficit) in the consolidated financial statements. The Company’s historical results of operations, financial position and cash flows presented in the consolidated financial statements may not be indicative of what they would have been had the Company actually been a

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

separate stand-alone entity during such periods, nor are they necessarily indicative of the Company's future results of operations, financial position and cash flows.
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
Fiscal Periods
The Company's fiscal year consists of 52 weeks with every fifth year consisting of 53 weeks and ending either the last Sunday in December or the first Sunday in January. Each of fiscal 2020, fiscal 2019, and fiscal 2018 contain 52 weeks.
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
Reclassification

"Revenues" reported in the consolidated statements of income and segment information footnote in the prior period financial statements for the fiscal years ended December 29, 2019, and December 30, 2018 has been reclassified between "Service revenues" and "Vehicle sales" to conform to the current year's presentation.
"Cost of services" reported in the consolidated statements of income and segment information footnote in the prior period financial statements for the fiscal years ended December 29, 2019, and December 30, 2018 has been reclassified between "Cost of services" and "Cost of vehicle sales" to conform to the current year's presentation.
Business Segments

The Company has two operating segments: United States, and International. The Company's two operating segments represent its two reportable segments. These segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results. See Note - 15 - Segment Information in the notes to consolidated financial statements for additional information.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Foreign Currency
The local currency is the functional currency for each of the Company's foreign entities. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the period. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the Consolidated Statements of Income within "Other income, net" and resulted in a loss of $0.3 million for the year ended December 27, 2020, a loss of $0.2 million for the year ended December 29, 2019, and a gain of $0.4 million for the year ended December 30, 2018. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are included in the Consolidated Balance Sheets within "Accumulated other comprehensive loss".
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
In addition, accounts receivable include amounts to be collected from landlords of certain leased facilities for reimbursement of leasehold improvements.
Accounts receivable are reported net of an allowance for credit losses. The allowance for credit losses is based on management's evaluation of the accounts receivable portfolio under current conditions, the volume of the portfolio, overall portfolio credit quality, review of specific collection issues and such other factors which in management's judgment merit recognition in estimating losses.
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
Leases
The Company adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) and all related amendments in the first quarter of 2019 using the modified retrospective transition method whereby prior comparative periods have not been restated and continue to be reported under the accounting standards in effect for the prior period.

The Company has entered into lease arrangements mainly for property, software, vehicles, furniture and fixtures. The Company determines if an arrangement is a lease at inception. The Company classifies leases as finance leases when there is either a transfer of ownership of the underlying asset by the end of the lease term, the lease contains an option to purchase the asset that the Company is reasonably certain will be exercised, the lease term is for the major part of the remaining economic life of the asset, the present value of the lease payments and any residual value guarantee equals or substantially exceeds all the fair value

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

of the asset, or the asset is of such a specialized nature that it will have no alternative use to the lessor at the end of the lease term. When none of these criteria are met, the Company classifies leases as operating leases.

The Company includes options to extend or terminate the lease in its determination of lease term when it is reasonably certain that the Company will exercise that option. The Company considers leases with an initial term of 12 months or less as short-term in nature and does not record such leases on the balance sheet. The Company records all other leases on the balance sheet with right of use ("ROU") assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. The Company recognizes ROU assets and lease liabilities at the commencement date based on the present value of the lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments as the implicit rate within the leases is generally not determinable. The ROU assets include present value of lease payments to be made, initial direct costs incurred and prepaid lease payments and exclude lease incentives. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, such as fixed maintenance costs, which are accounted for separately. For certain equipment leases, the Company accounts for the lease and non-lease components as a single lease component in calculating ROU assets and lease liabilities.
Goodwill
Goodwill represents the excess of cost over fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment annually in the fourth quarter, or more frequently as impairment indicators arise.
ASC 350, Intangibles—Goodwill and Other, permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment.
The quantitative assessment for goodwill impairment is a two-step test. Under the first step, the fair value of each reporting unit is compared with its carrying value (including goodwill). The fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and step two need not be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two to measure the amount of impairment loss, if any. Under step two, the implied fair value of the reporting unit goodwill is compared with carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
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

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Accounts Payable
Accounts payable include amounts due to sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as book overdrafts. Book overdrafts represent outstanding checks in excess of funds on deposit. The Company had zero book overdrafts at December 27, 2020, and $33.6 million at December 29, 2019.
Self-Insurance Reserves

The Company self-insures a portion of employee medical benefits, as well as a portion of its automobile, general liability and workers' compensation claims. The Company has insurance coverage that limits the exposure on individual claims. The cost of the insurance is expensed over the contract periods. Utilizing historical claims experience, the Company records an accrual for the claims related to its employee medical benefits, automobile, general liability and workers' compensation claims based upon the expected amount of all such claims, which includes the cost of claims that have been incurred but not reported. Accrued medical benefits and worker's compensation expense are recorded in "Accrued employee benefits and compensation expenses" and was $6.6 million and $7.2 million at December 27, 2020 and December 29, 2019, respectively. Accrued automobile and general liability expenses are recorded in "Other accrued expenses" and amounted to $1.3 million and $1.2 million at December 27, 2020 and December 29, 2019, respectively.
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

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company generates its revenues from contracts with customers. The Company recognizes revenue when control of the promised goods or services are transferred to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. The Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation. The Company then determines how the goods or services are transferred to the customer in order to determine the timing of revenue recognition.
Service Revenues
Service revenues consist of auction and auction related fees for vehicles consigned to the Company by the seller and held at the Company's facilities. The Company does not take title to these consigned vehicles and records auction fees as revenue on a net basis because it has no influence on the vehicle auction selling price agreed to by the seller and the buyer at the auction. The buyer fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while the seller fees are typically fixed. The Company generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle.
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
Vehicle Sales
Vehicle sales consist of revenue relating to vehicles that are purchased by the Company and then resold. The Company's performance obligation for these purchased vehicles is the completion of the online auction process and is satisfied at the point in time when the vehicle is sold through the auction process. As the Company acts as a principal, the vehicle sales price is recorded as revenue on a gross basis when the vehicle is sold.
There were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheets as of December 27, 2020 and December 29, 2019. For each of the Company's primary revenue streams, cash flows are consistent with the timing of revenue recognition.
For the years ended December 27, 2020 and December 29, 2019, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.

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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and companies and limit the amount of credit exposure with any one institution. Due to the nature of our business, substantially all of the Company's accounts receivable are due from vehicle dealers, salvage buyers and insurance companies. The Company has possession of vehicles or vehicle titles collateralizing a significant portion of the trade receivables. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion.
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:
• Level 1: Inputs that are based upon quoted prices in active markets for identical assets or liabilities.

• Level 2: Inputs, other than quoted prices included within Level 1, which are observable either directly or indirectly.

• Level 3: Unobservable inputs where there is little or no market activity for the asset or liability. These inputs reflect management's best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term nature of those instruments.
In November 2020, the Company entered into an agreement which grants the owner a right during fiscal years 2023 and 2024 to cause the Company to acquire certain assets (the "Put Option") for a price based on a pre-defined formula. This carrying value of this Put Option is reported at fair value each reporting period. The Company measured and recognized the fair value of the Put Option using a Monte Carlo simulation. Key assumptions used in the valuation include discount rate, volume volatility,

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

risk-free interest rate, cash flow projections and other details specific to the Put Option. The estimated fair value of the Put Option as of the inception date and at December 27, 2020 was zero and was categorized within Level 3 of the fair value hierarchy.
See Note 10 - Debt for fair value of debt.
Net Parent Investment
The Consolidated Statements of Stockholders' Equity (Deficit) include net cash transfers and other property transfers between KAR and IAA and are presented as "Net Parent Investment". Prior to the Separation, KAR performed cash management and other treasury related functions on a centralized basis for nearly all of its legal entities, including IAA. The Net Parent Investment account includes assets and liabilities incurred by KAR on behalf of IAA, such as accrued liabilities related to corporate allocations including administrative expenses for accounting, treasury, information technology risk management, safety and security, human resources and other services. Other assets and liabilities recorded by KAR, whose related income and expenses have been pushed down to IAA, are also included in Net Parent Investment.
All intercompany transactions effected through Net Parent Investment were considered cash receipts and payments and are reflected in financing activities in the accompanying Consolidated Statements of Cash Flows.
New Accounting Standards
Recently Issued and Adopted Accounting Pronouncements
In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The adoption of ASU 2018-15 on December 30, 2019 did not have any impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-4, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by eliminating Step 2 (implied fair value measurement). Instead goodwill impairment would be measured as the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The adoption of ASU 2017-4 on December 30, 2019 did not have any impact on the Company's consolidated financial statements.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes in various areas. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. The Company does not expect the adoption of ASU 2019-12 will have a material impact on the consolidated financial statements.
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

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Transactions between KAR and the Company, with the exception of purchase transactions and reimbursements for payments made to third-party service providers by KAR on the Company's behalf, are reflected in 2018 Consolidated Statements of Stockholders' Equity (Deficit) as “Net Parent Investment” and in the 2019 and 2018 Consolidated Statements of Cash Flows as a financing activity in “Net transfers to parent and affiliates.”
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
Allocated corporate costs included in selling, general and administrative expenses were $2.8 million, and $9.5 million for fiscal years 2019, and 2018, respectively. The allocated corporate costs were associated with human resources, risk management, information technology and certain finance and other functions.
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
Transactions with Other KAR Businesses
The Company purchases goods and services from KAR’s other businesses. The cost of products and services obtained from these other businesses were $1.0 million, $1.0 million and $2.3 million for fiscal years 2020, 2019, and 2018, respectively.
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

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Tax Matters Agreement
The tax matters agreement generally governs the Company's and KAR’s respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Separation, the Distribution or certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes for any tax period ended on or before the Separation Date, as well as tax periods beginning after the date of the Distribution.
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
Note 4—Acquisitions
2019 Acquisition
On July 31, 2019, the Company acquired Decision Dynamics, Inc. ("DDI"), a leading electronic lien and title technology firm located in Lexington, South Carolina. The Company acquired all of the outstanding equity of DDI pursuant to a stock purchase agreement, which contains customary representations, warranties, covenants and indemnities by the sellers and the Company. The acquisition date fair value of the total consideration transferred was $19.2 million, which consists of an initial cash price of $16.7 million, net of cash acquired of $0.3 million, and the fair value of contingent consideration of $2.5 million which is payable upon achievement of certain performance targets over three years. During fiscal 2020, the Company paid contingent consideration of $1.5 million, which is included in financing activities on the consolidated statements of cash flows.
The Company has finalized the purchase price allocation for the DDI acquisition. The fair value of acquired intangibles assets and other net liabilities assumed was $10.3 million and $0.6 million, respectively. The excess of the purchase price consideration over the estimated fair value of the acquired net assets of $9.5 million was recorded as to goodwill.
The intangible assets acquired primarily related to customer relationships, developed technology and tradename, which will be amortized over a weighted average-useful life of approximately 12 years. The goodwill recognized from this acquisition reflects expected synergies resulting from adding DDI products and processes to the Company's products and processes. The acquired goodwill is allocated to the United States segment and is deductible for tax purposes.
Annual revenue for DDI was approximately $8.3 million in the twelve months prior to acquisition. The results of DDI are included in the Company's financial statements from the date of acquisition. The pro forma effects of this acquisition are not significant to the Company's reported results for any periods presented. Accordingly, no pro forma financial statements have been presented herein.
During fiscal 2019, the Company incurred costs of $0.2 million in connection with the DDI acquisition which is included in the Consolidated Statements of Income within "Selling, general and administrative" line.
Note 5—Stock and Stock-Based Compensation Plans
Prior to the Separation, KAR issued equity awards from time to time to select employees and non-employee directors of IAA. Subsequent to the Separation, IAA created its own equity plan - the 2019 Omnibus Stock and Incentive Plan (as amended, the "2019 OSIP"), as described below under 2019 Omnibus Stock and Incentive Plan.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

The employee matters agreement required that the outstanding KAR equity awards held by IAA employees and non-employee directors be converted into adjusted awards of IAA pursuant to the 2019 OSIP. The awards were adjusted based on the following principles:
•For each award recipient, the intent was to maintain the economic value of those awards before and after the Separation Date; and
•The terms of the equity awards, such as the vesting schedule, will generally continue unchanged, except that the performance criteria for certain performance-based restricted stock units ("PRSUs") granted in 2019 were subject to adjusted performance criteria. Such PRSUs were converted into time-based restricted stock units ("RSUs") with two- years cliff vesting in February 2020, since the adjusted performance criteria were determined to have been met.
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
Participants include any employee, director, independent contractor or consultant of IAA or any affiliate of IAA selected to receive awards under the 2019 OSIP, and, upon his or her death, his or her successors, heirs, executors and administrators, as the case may be. As of December 27, 2020, the number of common shares reserved and available for awards under the 2019 OSIP is 4,787,194 shares, subject to adjustment made in accordance with the 2019 OSIP. Upon the occurrence of certain corporate events that affect the common stock, including but not limited to extraordinary cash dividend, stock split, reorganization or other relevant changes in capitalization, appropriate adjustments may be made with respect to the number of shares available for grants under the 2019 OSIP, the number of shares covered by outstanding awards and the maximum number of shares that may be granted to any participant.
The aggregate awards granted during any calendar year to any single individual will not exceed: (i) 1,000,000 shares subject to options or SARs, (ii) 500,000 shares subject to restricted shares or other share-based awards and (iii) $5,000,000 with respect to any cash-based award. A non-employee director of IAA may not be granted awards under the 2019 OSIP during any calendar year that, when aggregated with such non-employee director’s cash fees received with respect to such calendar year, exceed $750,000 in total value. The Company issues new shares to satisfy issuances of common stock upon exercise or vesting of stock awards.
The following table summarizes the Company's stock-based compensation expense by type of award granted under both the KAR and IAA plans (in millions):

	Fiscal Years Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Performance-based Restricted Stock Units	$1.4	$0.4	$—
Restricted Stock Units and Awards	6.3	3.9	3.7
Stock Options	0.8	0.4	0.1
Total stock-based compensation expense	$8.5	$4.7	$3.8

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 27, 2020, an estimated $11.2 million of unrecognized expense related to non-vested awards under both KAR and IAA plans is expected to be recognized over a weighted average term of approximately 1.4 years.
Performance-based Restricted Stock Units (PRSU)
The PRSUs granted to certain executive officers and management of the Company vest at the end of a three-year performance period if and to the extent that the Company's three year average return on invested capital achieves certain specified goals. The following table summarizes the Company's PRSU activity:

Performance-based Restricted Stock Units*	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2019	262,000	$29.31
PRSUs converted to RSUs	(262,000)	29.31
Granted	99,915	49.64
Forfeited	(1,044)	49.15
Outstanding at December 27, 2020	98,871	49.65
* IAA awards, including those held by KAR employees
Restricted Stock Units (RSU)
The RSUs granted by the Company to certain executive officers and management of the Company are contingent upon continued employment and generally vest in three equal annual installments. The following table summarizes the Company's RSU activity:

Restricted Stock Units*	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2019	987,620	$30.88
PRSUs converted to RSUs	262,000	29.31
Granted	156,853	48.03
Vested	(560,272)	29.73
Forfeited	(74,490)	31.84
Outstanding at December 27, 2020	771,711	33.68
* IAA awards, including those held by KAR employees
The total grant date fair value of shares that vested during fiscal 2020 was $16.6 million.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Restricted Stock Awards (RSA)
The RSAs granted by the Company to non-employee directors vest in four equal installments over a one year vesting term. The following table summarizes the Company's RSA activity:

Restricted Stock Awards	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2019	10,380	$46.97
Granted	18,515	43.30
Vested	(20,201)	45.32
Outstanding at December 27, 2020	8,694	42.99
The total grant date fair value of shares that vested during fiscal 2020 was $0.9 million.
Stock Options
The following table summarizes stock option activity:

Stock Options *	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Average Intrinsic Value (in millions)
Outstanding at December 30, 2019	901,011	$21.57
Exercised	(533,385)	15.25
Canceled/Expired	(2,250)	18.88
Outstanding at December 27, 2020	365,376	30.80	5.4	$12.5

Exercisable at December 27, 2020	239,212	22.28	3.7	$10.2
* IAA awards, including those held by KAR employees.
The total intrinsic value of service options exercised during fiscal 2020 was $18.3 million. The following table summarizes the activity of non-vested stock options:

Stock Options	Number of Awards	Weighted Average Grant-Date Fair Value
Outstanding at December 30, 2019	189,237	$46.97
Vested	(63,073)	46.97
Outstanding at December 27, 2020	126,164	46.97
Employee Stock Purchase Plan
The Company adopted the IAA, Inc. Employee Stock Purchase Plan ("ESPP") on August 1, 2019. The ESPP is designed to provide an incentive to attract, retain and reward eligible employees and is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. A maximum of 1,000,000 shares of the Company's common stock have been reserved for issuance under the ESPP, of which 957,375 shares remained available for future purchases as of December 27, 2020. The ESPP provides for one month offering periods with a 15% discount from the fair market value of the Company's share on the date of purchase. A participant's annual contribution to the ESPP may not exceed $25,000 per year. Unless terminated earlier, the ESPP will terminate on December 31, 2028. In accordance with ASC 718, Compensation—Stock Compensation, the entire 15% purchase discount is recorded as compensation expense in the period of

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

purchase. The Company's stock purchased through the ESPP is considered outstanding and is included in the weighted-average outstanding shares for purposes of computing basic and diluted earnings per share. Prior to the adoption of the ESPP, eligible employees participated in KAR's employee stock purchase plan which also provided for one month offering periods with a 15% discount from the fair market value of KAR's share on the date of purchase. Stock-based compensation expense recorded during the fiscal years ended 2020, 2019 and 2018, in connection with the compensatory elements of the Company's and KAR's employee stock purchase plan, was not significant.
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
The weighted average common shares outstanding as of June 28, 2019, the Separation Date, was assumed to be outstanding in the calculation of basic weighted average shares for the fiscal year ended December 30, 2018. In addition, for the dilutive weighted average shares calculations, the dilutive securities as of June 28, 2019 were assumed to be outstanding at December 30, 2018.
The following table summarizes the components of basic and diluted net income per share (in millions except per share amounts):

	Fiscal Years Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Net income	$194.8	$193.2	$183.7

Weighted average common shares outstanding:
Basic	134.1	133.4	133.4
Effect of dilutive stock options and restricted stock awards	1.0	1.0	0.7
Diluted	135.1	134.4	134.1

Net income per share:
Basic	$1.45	$1.45	$1.38
Diluted	$1.44	$1.44	$1.37
The weighted number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities and awards subject to performance conditions which have not been fully satisfied at the end of respective reporting periods:

	Fiscal Years Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Anti-dilutive awards	0.2	0.2	0.8
Awards subject to performance conditions not fully satisfied	0.1	—	—
	0.3	0.2	0.8

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Accounts Receivable and Allowance for Credit Losses
Components of accounts receivable, net were as follows (in millions):

	Fiscal Years Ended
	December 27, 2020	December 29, 2019
Advance charges receivable	$239.5	$219.6
Trade accounts receivable	126.5	90.1
Other receivable	16.8	30.4
Accounts receivable, gross	382.8	340.1
Less: Allowance for credit losses	(8.0)	(4.2)
Accounts receivable, net	$374.8	$335.9
The following is a summary of changes in the allowance for credit losses related to accounts receivable (in millions):

	Fiscal Years Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Allowance for Doubtful Accounts
Balance at beginning of period	$4.2	$3.3	$2.1
Provision for credit losses	4.4	1.8	2.2
Less net charge-offs	(0.6)	(0.9)	(1.0)
Balance at end of period	$8.0	$4.2	$3.3
Recoveries of accounts receivable were netted with charge-offs, as they were not material. Changes in exchange rates did not have a material effect on the allowance for doubtful accounts.
Note 8—Goodwill and Other Intangible Assets
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. Changes in goodwill were as follows (in millions):

	United States	International	Total
Balance at December 30, 2018	$486.5	$43.7	$530.2
Increase for acquisition activity (Note 4)	9.5	—	9.5
Currency translation adjustments	—	1.6	1.6
Balance at December 29, 2019	$496.0	$45.3	$541.3
Currency translation adjustments	—	1.0	1.0
Balance at December 27, 2020	$496.0	$46.3	$542.3

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Components of intangible assets, net were as follows (in millions):

	December 27, 2020			December 29, 2019
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	$371.7	$(329.1)	$42.6	$370.9	$(313.5)	$57.4
Tradenames	58.6	(1.8)	56.8	58.6	(1.7)	56.9
Computer software & technology	224.6	(173.4)	51.2	188.1	(150.7)	37.4
Total	$654.9	$(504.3)	$150.6	$617.6	$(465.9)	$151.7
The table above includes the carrying amount of tradenames with an indefinite life, which was $56.0 million at each of December 27, 2020 and December 29, 2019. The weighted-average remaining useful life of intangible assets with a finite life was 3.4 years (4.6 years for customer relationships, 13.9 years for amortizable tradenames, and 2.3 years for computer software and technology) at December 27,2020.
Amortization expense for intangibles assets was $38.1 million, $44.3 million and $43.6 million for the years ended December 27, 2020, December 29, 2019 and December 30, 2018, respectively. Future estimated amortization expense of the existing intangible assets with finite life is as follows:

Amount
Fiscal year 2021	$36.2
Fiscal year 2022	29.6
Fiscal year 2023	18.0
Fiscal year 2024	4.5
Fiscal year 2025	1.5
Thereafter	4.8
Total	$94.6
Note 9—Property and Equipment
Property and equipment consisted of the following (in millions):

	Useful Lives (in years)	December 27, 2020	December 29, 2019
Land		$114.3	$96.8
Building and leasehold improvements	1 - 30	309.3	293.7
Furniture, fixtures, equipment and vehicles	3 - 5	305.0	280.9
Construction in progress		13.1	13.8
		741.7	685.2
Accumulated depreciation		(481.9)	(438.3)
Property and equipment, net		$259.8	$246.9
Depreciation expense for the years ended December 27, 2020, December 29, 2019 and December 30, 2018 was $42.9 million, $44.1 million and $53.8 million, respectively.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10—Debt
Debt consisted of the following (in millions):

	December 27, 2020	December 29, 2019
Term Loan Facility	$774.0	$778.0
Notes	500.0	500.0
Total debt	1,274.0	1,278.0
Unamortized debt issuance costs	(22.0)	(23.3)
Current portion of long-term debt	(4.0)	—
Long-term debt	$1,248.0	$1,254.7

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

The proceeds from the Term Loan Facility were used to finance the transactions relating to the Separation and Distribution. The remaining proceeds from the Term Loan Facility were used for the Company's ongoing working capital needs and general corporate purposes. The Term Loan Facility matures on June 28, 2026. The Company must make principal payments of $2 million each quarter, commencing on September 30, 2019 and continuing on the last day of each September, December, March and June thereafter. The Company may prepay the obligations under the Credit Facility at any time without penalties. As a result of the Company's optional principal pre-payments of $4.0 million under the Term Loan Facility during the twelve months ended December 27, 2020, the next mandatory principal payment under the Term Loan Facility is not due until September 30, 2021. The Term Loan Facility accrues interest at an adjusted LIBOR rate plus 2.25% (or at the Company's election, Base Rate (as defined in the Credit Agreement) plus 1.25%).

The Revolving Credit Facility may be used for ongoing working capital needs and general corporate purposes. The Revolving Credit Facility matures on June 28, 2024, and includes a $50.0 million sub-limit for issuance of letters of credit and a $50.0 million sublimit for swing line loans, which can be borrowed on same-day notice. Loans under the Revolving Credit Facility bear interest at an amount equal to the rate calculated based on the type of borrowing (either adjusted LIBOR or Base Rate) and the Company's Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), with such rate ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans. The unused amount of the Revolving Credit Facility is subject to a commitment fee between 25 to 35 basis points, payable quarterly, based on the Consolidated Senior Secured Net Leverage Ratio. As of December 27, 2020, the interest rate per annum on the Term Loan Facility was 2.44% and no amounts were outstanding under the Revolving Credit Facility.

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

The Credit Agreement contains affirmative and negative covenants that are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company's affiliates. The Credit Agreement also requires us to maintain a maximum Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.50 to 1.00 as of each test date on which any Revolving Loans (as defined in the Credit Agreement) are outstanding. The

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Company was in compliance with the covenants in the Credit Agreement at December 27, 2020. The Credit Agreement also includes customary events of default, including non-payment, cross-default and change of control, in each case, subject to customary grace periods.

Notes

In connection with the Separation, the Company issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027 (the “Notes”) on June 6, 2019 (the "Closing Date") in a private offering exempt from the registration requirements of the Securities Act. The Notes were issued pursuant to an indenture, dates as of the Closing Date ("the Indenture"). Interest on the Notes is due in cash on June 15 and December 15 of each year at a rate of 5.500% per annum. The Notes mature on June 15, 2027. The net proceeds from the Notes offering, together with borrowings under the Term Loan Facility, were used to make a cash distribution to KAR and to pay fees and expenses related to the Separation and Distribution.

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

The Indenture contains covenants which, among other things, limit the Company and its restricted subsidiaries’ ability to pay dividends on or make other distributions in respect of equity interests or make other restricted payments, make certain investments, incur liens on certain assets to secure debt, sell certain assets, consummate certain mergers or consolidations or sell all or substantially all assets, or designate subsidiaries as unrestricted. The Indenture also provides for customary events of default, including non-payment of principal, interest or premium, failure to comply with covenants, and certain bankruptcy or insolvency events. The Company was in compliance with the covenants in the Indenture at December 27, 2020.

Canadian Credit Facility

On July 7, 2020, the Company entered into a credit agreement which provides for a revolving credit facility in an aggregate principal amount of $10.0 million Canadian dollars (the "Canadian Credit Facility"). The Canadian Credit Facility matures on July 6, 2021 and is secured by certain of the Company's Canadian assets. The proceeds from the Canadian Credit Facility can be used by the Company's Canadian subsidiary for its working capital requirements, capital expenditures and general corporate purposes. Borrowings under this facility, based on the type of borrowing, bear interest at either (a) Bank of Montreal Prime Rate plus 1.00%; (b) Bankers Acceptance Rate plus 2.25%; or (c) Canadian Dollar Offered Rate (CDOR) plus 2.25%. As of December 27, 2020, no amounts were outstanding under the Canadian Credit Facility.

The Canadian Credit Facility contains affirmative and negative covenants which, among other things, put certain limitations on

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company's affiliates. The Canadian Credit Facility also requires the Company to maintain a Minimum Working Capital Ratio (as defined in the Canadian Credit Facility) of at least 1.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio (as defined in the Canadian Credit Facility) of at least 1.25 to 1.00. The Company was in compliance with the covenants under the Canadian Credit Facility at December 27, 2020.

Other

At December 27, 2020, the Company had outstanding letters of credit in the aggregate amount of $6.1 million, all of which reduce the amount available for borrowings under the Revolving Credit Facility. At December 29, 2019, the Company had outstanding letters of credit in the aggregate amount of $7.0 million, all of which reduce the amount available for borrowings under its Revolving Credit Facility.
Fair Value of Debt
The estimated fair value of the Company's debt as of December 27, 2020 and December 29, 2019 was $1,302.6 million and $1,313.8 million, respectively. The estimates of fair value were based on broker-dealer quotes for the Company's debt as of the respective dates and are considered Level 2 fair value measurements in the fair value hierarchy.
Future Principal Payments
At December 27, 2020, aggregate future principal payments on long-term debt are as follows (in millions):

Amount
Fiscal year 2021	$4.0
Fiscal year 2022	8.0
Fiscal year 2023	8.0
Fiscal year 2024	6.0
Fiscal year 2025	8.0
Thereafter	1,240.0
Total	$1,274.0
Note 11—Leases
The Company leases property, software, automobiles, trucks and trailers, pursuant to operating lease agreements. The Company also leases furniture, fixtures and equipment under finance leases. The leases have varying remaining lease terms with leases expiring through 2040, some of which include options to extend the leases.
The components of leases expense were as follows (in millions):

	Fiscal Years Ended
	December 27, 2020	December 29, 2019
Operating lease cost	$136.7	$118.3
Finance lease cost:
Amortization of right-of-use assets	14.5	12.4
Interest on lease liabilities	0.9	0.8
Short-term lease cost	4.7	5.3
Total lease cost	$156.8	$136.8

Rent expense related to operating leases under previous accounting guidance was $122.4 million for the fiscal year ended December 30, 2018.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Supplemental cash flow information related to leases was as follows (in millions):

	December 27, 2020	December 29, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows related to operating leases	$130.9	$119.3
Operating cash flows related to finance leases	$1.0	$1.0
Financing cash flows related to finance leases	$14.3	$13.7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$219.7	$204.7
Finance leases	$18.1	$11.6

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	December 27, 2020	December 29, 2019
Operating Leases
Operating lease right-of-use assets	$1,030.7	$811.1
Accumulated amortization	(163.9)	(75.2)
Operating lease right-of-use assets, net	$866.8	$735.9
Other accrued expenses	$78.1	$68.6
Operating lease liabilities	836.6	709.5
Total operating lease liabilities	$914.7	$778.1
Finance Leases
Property and equipment, gross	$144.2	$127.4
Accumulated depreciation	(108.9)	(90.9)
Property and equipment, net	$35.3	$36.5
Other accrued expenses	$11.1	$12.4
Other liabilities	17.2	12.6
Total finance lease liabilities	$28.3	$25.0
Weighted Average Remaining Lease Term (Years)
Operating leases	11.67	11.81
Finance leases	3.27	1.58
Weighted Average Discount Rate
Operating leases	5.6%	5.7%
Finance leases	3.3%	4.6%

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Maturities of lease liabilities as of December 27, 2020 are as follows (in millions):

	Operating Leases	Finance Leases
2021	$126.3	$11.7
2022	117.1	7.3
2023	106.7	5.0
2024	101.8	4.0
2025	98.2	1.7
Thereafter	717.4	—
	$1,267.5	$29.7
Less: imputed interest	352.8	1.4
Total	$914.7	$28.3

Note 12—Income Taxes
IAA's income taxes for the periods after the Separation are computed and reported on a stand-alone basis. For tax periods ended on or before the Separation, IAA has been included in the consolidated income tax returns of KAR and IAA’s income taxes are computed and reported herein under the “separate return method” as if IAA were a separate taxpayer. Use of the separate return method requires significant judgment and may result in differences when the sum of the amounts presented in stand-alone tax provisions are compared with amounts presented in consolidated financial statements. In that event, the related current and deferred tax assets and liabilities could be significantly different from those presented herein. Taxes, as computed under this separate taxpayer approach, may not be indicative of the income tax expense or income tax to be paid had IAA operated as a stand-alone company.
The components of income before income taxes and the provision for income taxes are as follows (in millions):

	Fiscal Years Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Income before income taxes:
Domestic	$233.9	$229.1	$218.0
Foreign	23.1	33.1	28.2
Total	$257.0	$262.2	$246.2
Income tax expense (benefit):
Current:
Federal	$45.0	$46.4	$45.2
Foreign	5.1	10.1	8.3
State	10.1	11.9	11.9
Total current provision	60.2	68.4	65.4
Deferred:
Federal	2.1	1.5	(1.3)
Foreign	0.2	(0.8)	(0.5)
State	(0.3)	(0.1)	(1.1)
Total deferred provision	2.0	0.6	(2.9)
Income tax expense	$62.2	$69.0	$62.5
The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes and is reconciled as follows:

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

	Fiscal Years Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net	3.2%	3.3%	3.3%
Reserves for tax exposures	0.2%	0.2%	0.3%
International operations	0.5%	1.1%	0.9%
Stock-based compensation	(0.2)%	(0.2)%	(0.2)%
Impact of law and rate change	—%	0.1%	—%
Other, net	(0.5)%	0.8%	0.1%
Effective rate	24.2%	26.3%	25.4%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
The Company offsets all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and presents them as a single non-current deferred income tax liability. Deferred tax assets and deferred tax liabilities are comprised of the following: (in millions):

	December 27, 2020	December 29, 2019
Gross deferred tax assets:
Right-of-use liabilities	$229.8	$197.6
Allowances for accounts receivable	1.8	0.9
Accruals and liabilities	3.9	2.3
Employee benefits and compensation	4.4	2.8
Other	2.6	1.8
Total	242.5	205.4
Gross deferred tax liabilities:
Right-of-use assets	(216.6)	(185.8)
Property and equipment	(14.6)	(8.8)
Goodwill and intangible assets	(64.8)	(62.9)
Other	(12.2)	(11.6)
Total	(308.2)	(269.1)
Net deferred tax liabilities	$(65.7)	$(63.7)
Permanently reinvested undistributed earnings of the Company's foreign subsidiaries were approximately $119.1 million at December 27, 2020. Because these amounts have been or will be permanently reinvested in properties and working capital, the Company has not recorded the deferred taxes associated with these earnings. If the undistributed earnings of foreign subsidiaries were to be remitted, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits. It is not practical for the Company to determine the additional tax that would be incurred upon remittance of these earnings.
Tax payments for fiscal years ended December 27, 2020, December 29, 2019, and December 30, 2018, were $59.7 million, $71.8 million, and $65.4 million, respectively. For tax periods ended on or before June 28, 2019, tax payments were made by KAR on IAA's behalf.
The Company applies the provisions of ASC 740, Income Taxes. ASC 740 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise's financial statements. These provisions prescribe a comprehensive model for the

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.
A reconciliation of the beginning and ending amount of unrecognized tax benefits from uncertain tax positions is as follows (in millions):

	December 27, 2020	December 29, 2019
Balance at beginning of period	$3.5	$3.0
Increase in prior year tax positions	0.1	—
Increase in current year tax positions	1.2	1.1
Lapse in statute of limitations	(0.7)	(0.6)
Balance at end of period	$4.1	$3.5
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $3.5 million and $3.0 million at December 27, 2020, and December 29, 2019.
The Company records interest and penalties associated with the uncertain tax positions within the Company's provision for income taxes on the consolidated statements of income. The Company had reserves totaling $0.2 million and $0.2 million at December 27, 2020, and December 29, 2019, respectively, associated with interest and penalties, net of tax.
The provision for income taxes involves management judgment regarding the interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income, and tax planning could change the effective tax rate and tax balances recorded by us. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by us and can raise issues regarding the Company's filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities in the U.S., Canada, and the United Kingdom. In general, the examination of our material tax returns is complete for the years prior to 2017.
Based on the potential outcome of the Company's tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the currently remaining unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the reserve balance is estimated to be in the range of a $0.5 million to $1.0 million decrease.
Note 13—Employee Benefit Plans
401(k) Plan
The Company maintains a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. The Company matches 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. Participants are 100 percent vested immediately in the Company's contributions. The Company's defined contribution 401(k) plan has been effective since June 2019. Prior to that, the eligible employees of the Company participated in KAR's 401(k) plan which also matched 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. For the years ended December 27, 2020, December 29, 2019, and December 30, 2018, amounts contributed to the 401(k) plan were $4.8 million, $4.5 million and $4.3 million, respectively.
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

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Pyrite Canyon

In the fourth quarter of fiscal 2020, the Company’s wholly owned subsidiary, Insurance Auto Auctions, Inc. (hereafter “IAAI”), received a letter from the California Department of Toxic Substances Control (the “DTSC”) styled “Draft Imminent and Substantial Endangerment Determination and Consent Order” (the “ Draft Order”) in which the DTSC states that IAAI, along with nine other respondents named in the Draft Order, has been named as a potential responsible party for the release of hazardous substances at the former Universal Propulsion Company site (the “Former UPCo Site”). The Draft Order states that the Former UPCo Site has been identified as contributing to the Pyrite Canyon Plume by the U.S. Environmental Protection Agency and prescribes initial steps and a schedule for responding to the release of hazardous substances at the Former UPCo Site. The Draft Order further states that IAAI has been identified as a potential responsible party because it is either the company or the successor of a company responsible for a release of hazardous substances at the Former UPCo Site. The Draft Order is currently unsigned and has not been issued by DTSC.

On January 26, 2021, DTSC hosted an informational teleconference for the respondents named in the Draft Order. At the meeting, DTSC described the background and current status at the Former UPCo Site, but did not provide any information related to possible response actions, associated cost estimates or financial liability determinations. DTSC directed the Respondents to provide comments upon the Draft Order by March 1, 2021.

The Company does not believe that IAAI should bear any financial liability for actions taken pursuant to the Draft Order because it does not believe that IAAI is the company or a successor of a company responsible for a release of hazardous substances at the Former UPCo Site. IAAI currently leases 50 gross acres of the Former UPCo Site, having commenced a sublease at the location on or about March 1, 2016. At all times since, IAAI has used the site for vehicle storage and general operations. The most significant contaminants at the Former UPCo Site, and the Pyrite Canyon Plume are perchlorate, NDMA and PCBs. These contaminants pre-date IAAI’s occupancy and operations at the Former UPCo Site and are inconsistent with any chemicals stored at the location or used in its operations.

IAAI has tendered this matter to its landlord pursuant to indemnity provisions in its sublease, and to its environmental insurance carrier. IAAI's landlord has responded by tendering its own indemnification demand to IAAI, and IAAI has notified its environmental insurance carrier of the same. At this time, the Company does not have adequate information to determine IAAI’s liability, if any, for contamination at the Former UPCo Site.

IAA—Lower Duwamish Waterway
Since June 2004, IAAI has operated a branch on property it leases in Tukwila, Washington just south of Seattle. The property is located adjacent to a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site"). The LDW Site had been designated a Superfund site in 2001, three years prior to IAAI’s tenancy. On March 25, 2008, the United States Environmental Protection Agency, or the "EPA," issued IAAI a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA," related to the LDW Site. On November 7, 2012, the EPA issued IAAI a Second General Notice of Potential Liability, or "Second General Notice," for the LDW Site. The EPA's website indicates that the EPA has issued general notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities related to the LDW Site. In the General Notice and Second General Notice, the EPA informed IAAI that the EPA believed IAAI may be a Potentially Responsible Party, or "PRP," but the EPA did not specify the factual basis for this assertion. At this time, the EPA still has not specified the factual basis for this assertion and has not demanded that IAAI pay any funds or take any action apart from responding to the Section 104(e) Information Request. Four PRPs, The Boeing Company, the City of Seattle, the Port of Seattle and King County - the Lower Duwamish Waterway Group ("LDWG"), have funded a remedial investigation and feasibility study related to the cleanup of the LDW Site. In December 2014, the EPA issued a Record of Decision ("ROD"), detailing the final cleanup plan for the LDW Site. The ROD estimated the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup was 17 years, including 7 years of active remediation, and 10 years of monitored natural

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

recovery. The Company is aware that certain authorities may bring natural resource damage claims against PRPs. On February 11, 2016, IAAI received a Notice of Intent letter from the United States National Oceanic and Atmospheric Administration informing IAAI that the Elliott Bay Trustee Council were beginning to conduct an injury assessment for natural resource damages in the LDW. The Notice of Intent indicated that the decision of the trustees to proceed with this natural resources injury assessment followed a pre-assessment screen performed by the trustees. Shortly thereafter, in a letter dated August 16, 2016, EPA issued a status update to the PRPs at the LDW Site. The letter stated that EPA expected the bulk of the pre-remedial design work currently being performed by the LDWG to be completed by the beginning of 2018, with the Remedial Design/Remedial Action ("RD/RA") phase to follow. The EPA previously anticipated that the pre-design work would be completed sometime during 2018, and the Company is not aware of any further information regarding that schedule. Accordingly, the Company is unable to predict when RD/RA negotiations with all PRPs might begin.
In addition, the Washington State Department of Ecology ("Ecology") is working with the EPA in relation to the LDW Site, primarily to investigate and address sources of potential contamination contributing to the LDW Site. In 2007, IAA installed a stormwater capture and filtration system designed to treat sources of potential contamination before discharge to the LDW Site. The immediate-past property owner, the former property owner and IAAI have had discussions with Ecology concerning possible source control measures, including an investigation of the water and soils entering the stormwater system, an analysis of the source of contamination identified within the system, if any, and possible repairs and upgrades to the stormwater system if required. As of May 31, 2020, IAAI ceased all operations at the site and terminated its remaining lease of the property in June 2020. Accordingly, IAAI submitted a Notice of Termination of its stormwater permit to Ecology, discontinuing IAAI’s ongoing obligations around the stormwater system maintenance and any additional source control measures.

At this time, IAAI has not received any further notices from the EPA and still does not have adequate information to determine IAAI's liability, if any, for contamination at this site, or to estimate the Company's loss as a result of this potential liability which might have been incurred during IAAI’s occupancy.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 15—Segment Information
The Company has two operating segments: United States, and International. The Company's two operating segments represent its two reportable segments. These segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results.
Intercompany income (expense) related to charges for services provided by the United States segment to the International segment are based on the benefits received. Such services are related to technology and other business support services.
Financial information regarding the Company's reportable segments is set forth below as of and for the year ended December 27, 2020 (in millions):

	United States	International	Consolidated
Revenues:
Service revenues	$1,134.4	$98.7	$1,233.1
Vehicle sales	80.7	71.1	151.8
Total revenues	1,215.1	169.8	1,384.9
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	659.8	61.9	721.7
Cost of vehicle sales (exclusive of depreciation and amortization)	64.6	60.6	125.2
Selling, general and administrative	135.0	9.9	144.9
Depreciation and amortization	74.3	6.8	81.1
Total operating expenses	933.7	139.2	1,072.9
Operating profit	281.4	30.6	312.0
Interest expense, net	56.2	(0.2)	56.0
Other (income) expense, net	(0.7)	(0.3)	(1.0)
Intercompany income (expense)	(8.0)	8.0	—
Income before income taxes	233.9	23.1	257.0
Income taxes	56.9	5.3	62.2
Net income	$177.0	$17.8	$194.8
Total assets	$2,341.1	$187.8	$2,528.9
Capital expenditures	$52.3	$17.5	$69.8

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Financial information regarding the Company's reportable segments is set forth below as of and for the year ended December 29, 2019 (in millions):

	United States	International	Consolidated
Revenues:
Service revenues	$1,196.2	$107.6	$1,303.8
Vehicle sales	69.9	63.1	133.0
Total revenues	1,266.1	170.7	1,436.8
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	714.4	65.7	780.1
Cost of sales (exclusive of depreciation and amortization)	54.0	54.1	108.1
Selling, general and administrative	131.3	11.1	142.4
Depreciation and amortization	81.8	6.6	88.4
Total operating expenses	981.5	137.5	1,119.0
Operating profit	284.6	33.2	317.8
Interest expense, net	55.7	—	55.7
Other (income) expense, net	(0.2)	0.1	(0.1)
Income before income taxes	229.1	33.1	262.2
Income taxes	59.7	9.3	69.0
Net income	$169.4	$23.8	$193.2
Total assets	$1,963.4	$187.8	$2,151.2
Capital expenditures	$64.2	$4.3	$68.5

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Financial information regarding the Company's reportable segments is set forth below as of and for the year ended December 30, 2018 (in millions):

	United States	International	Consolidated
Revenues:
Service revenues	$1,123.9	$95.7	$1,219.6
Vehicle sales	61.2	46.0	107.2
Total revenues	1185.1	141.7	1326.8
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	674.1	55.3	729.4
Cost of vehicle sales (exclusive of depreciation and amortization)	52.8	39.0	91.8
Selling, general and administrative	111.9	11.9	123.8
Depreciation and amortization	90.5	6.9	97.4
Total operating expenses	929.3	113.1	1,042.4
Operating profit	255.8	28.6	284.4
Interest expense	38.6	0.1	38.7
Other income, net	(0.8)	0.3	(0.5)
Income before income taxes	218.0	28.2	246.2
Income taxes	54.7	7.8	62.5
Net income	$163.3	$20.4	$183.7
Total assets	$1,344.3	$144.2	$1,488.5
Capital expenditures	$63.0	$3.7	$66.7
Geographic Information
The Company's international operations include Canada and the U.K. Most of the Company's operations outside the U.S. are in Canada. Information regarding the geographic areas of the Company's operations is set forth below (in millions):

	December 27, 2020	December 29, 2019
Long-lived assets
U.S.	$1,040.8	$923.3
Foreign	85.8	59.5
	$1,126.6	$982.8
Note 16—Subsequent Events

During the first quarter of fiscal 2021, the Company purchased certain previously leased property in New Jersey consisting of land and buildings for $11.0 million. As of December 27, 2020, the following balances were included in the Consolidated Balance Sheets for this leased property: Operating lease right-of-use assets: $2.0 million; Other accrued expenses: $0.8 million; Operating lease liabilities: $1.5 million. The net impact of these balances will be adjusted into the purchase price of the property in fiscal 2021.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 27, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 27, 2020.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 27, 2020 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is included in Item 8, Financial Statements and Supplementary Data under the heading “Report of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 27, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 27, 2020.

Code of Ethics
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

Item 11.    Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 27, 2020.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 27, 2020.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 27, 2020.
Item 14.     Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 27, 2020.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
a)The following documents are filed as part of this Annual Report on Form 10-K:
1)Financial Statements—the consolidated financial statements of IAA, Inc. and its consolidated subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K.
2)Financial Statement Schedules—all schedules have been omitted because the information required to be set forth therein is included in the consolidated financial statements and related notes thereto or because the schedules are not applicable.
3)Exhibits—the exhibit index listed in the exhibit index below are filed with, or incorporated by reference in, this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.†	8-K	001-38580	2.1	6/28/2019
3.1	Amended and Restated Certificate of Incorporation of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.1	6/28/2019
3.2	Amended and Restated By-laws of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.2	6/28/2019
4.1	Description of IAA, Inc.’s Capital Stock	Form 10-K	001-38580	4.1	3/18/2020
4.2	Indenture, dated June 6, 2019, between IAA, Inc. (f/k/a IAA Spinco Inc.) and U.S. Bank National Association, as trustee, including the form of the 5.500% Senior Notes due 2027	Form 10	001-38580	4.1	6/13/2019
10.1	Transition Services Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-38580	10.1	6/28/2019
10.2	Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-38580	10.2	6/28/2019
10.3	Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-38580	10.3	6/28/2019
10.4*	IAA, Inc. 2019 Omnibus Stock and Incentive Plan	8-K	001-38580	10.4	6/13/2019
10.4.1*	IAA, Inc. Form of Director Restricted Share Award Agreement	Form 10	001-38580	10.17	6/13/2019
10.4.2*	Form of Stock Option Award Agreement (Officers)	10-Q	001-38580	10.7	8/13/2019
10.4.3*	Form of Restricted Stock Unit Award Agreement (Officers)	10-Q	001-38580	10.8	8/13/2019
10.4.4*	Form of Performance Restricted Stock Unit Award Agreement (Officers)	10-Q	001-38580	10.9	8/13/2019
10.5*	IAA, Inc. Employee Stock Purchase Plan	Form 10	001-38580	10.15	6/13/2019
10.6*	IAA, Inc. Directors Deferred Compensation Plan	Form 10	001-38580	10.16	6/13/2019
10.7*	Form Employment Agreement for Executive Officers	10-Q	001-38580	10.6	8/13/2019
10.8*	Form Indemnification Agreement entered into with directors and officers	10-Q	001-38580	10.10	8/13/2019
10.9	Credit Agreement, dated as of June 28, 2019, among IAA, Inc., the several banks and other financial institutions or entities from time to time party thereto as lenders, the issuing lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-38580	10.1	6/28/2019

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.10	Incremental Agreement Commitment No. 1	8-K	001-38580	10.1	5/6/2020
21.1	List of Subsidiaries of IAA, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X**
101
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Income for the Fiscal Years ended December 27, 2020, December 29, 2019 and December 30, 2018; (ii) Consolidated Statements of Comprehensive Income for the Fiscal Years ended December 27, 2020, December 29, 2019 and December 30, 2018; (iii) Consolidated Balance Sheets as of December 27, 2020 and December 29, 2019; (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the Fiscal Years ended December 27, 2020, December 29, 2019 and December 30, 2018; (v) Consolidated Statements of Cash Flows for the Fiscal Years ended December 27, 2020, December 29, 2019 and December 30, 2018; and (vi) Condensed Notes to Consolidated Financial Statements
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
February 22, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. KETT	President and Chief Executive Officer	February 22, 2021
John W. Kett	(Principal Executive Officer)

/s/ VANCE C. JOHNSTON	Chief Financial Officer	February 22, 2021
Vance C. Johnston	(Principal Financial Officer)

/s/ CHRISTOPHER CARLSON	Corporate Controller	February 22, 2021
Christopher Carlson	(Principal Accounting Officer)

/s/ JOHN P. LARSON	Chairman of the Board	February 22, 2021
John P. Larson

/s/ BRIAN BALES	Director	February 22, 2021
Brian Bales

/s/ BILL BRESLIN	Director	February 22, 2021
Bill Breslin

/s/ GAIL EVANS	Director	February 22, 2021
Gail Evans

/s/ SUE GOVE	Director	February 22, 2021
Sue Gove

/s/ LYNN JOLLIFFE	Director	February 22, 2021
Lynn Jolliffe

/s/ PETER KAMIN	Director	February 22, 2021
Peter Kamin

/s/ OLAF KASTNER	Director	February 22, 2021
Olaf Kastner