Form 10-Q
period 2021-03-28
IAA, Inc.
filed 2021-05-04
CIK 1745041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of April 27, 2021, 134,755,385 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

IAA, Inc.

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward- looking statements. Such statements include statements regarding the impact of COVID-19 on our business; our future growth; expectations regarding vehicle volume sales, results of operations and capital expenditures; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology. Such statements are based on management’s current expectations, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: uncertainties regarding the duration and severity of the COVID-19 pandemic and measures intended to reduce its spread; the loss of one or more significant vehicle suppliers or a reduction in significant volume from such suppliers; our ability to meet or exceed customers’ demand and expectations; significant current competition and the introduction of new competitors or other disruptive entrants in our industry; the risk that our facilities lack the capacity to accept additional vehicles and our ability to obtain land or renew/enter into new leases at commercially reasonable rates; our ability to effectively maintain or update information and technology systems; our ability to implement and maintain measures to protect against cyberattacks and comply with applicable privacy and data security requirements; our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements, including from our margin expansion plan; business development activities, including acquisitions and integration of acquired businesses; our expansion into markets outside the U.S. and the operational, competitive and regulatory risks facing our non-U.S. based operations; our reliance on subhaulers and trucking fleet operations; changes in used-vehicle prices and the volume of damaged and total loss vehicles we purchase; economic conditions, including fuel prices, commodity prices, foreign exchange rates and interest rate fluctuations; trends in new- and used-vehicle sales and incentives; and other risks and uncertainties identified in our filings with the Securities and Exchange Commission (the “SEC”), including under Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 22, 2021, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC, including subsequent Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
IAA, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 28, 2021	March 29, 2020
Revenues:
Service revenues	$360.4	$334.0
Vehicle sales	63.1	32.6
Total revenues	423.5	366.6
Operating expenses:
Cost of services*	196.4	203.2
Cost of vehicle sales*	54.4	27.8
Selling, general and administrative	43.4	38.0
Depreciation and amortization	19.8	22.5
Total operating expenses	314.0	291.5
Operating profit	109.5	75.1
Interest expense, net	13.0	16.0
Other income, net	(0.4)	(0.7)
Income before income taxes	96.9	59.8
Income taxes	24.4	15.1
Net income	$72.5	$44.7
Net income per share:
Basic	$0.54	$0.33
Diluted	$0.54	$0.33
*Exclusive of depreciation and amortization
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	March 28, 2021	March 29, 2020
Net income	$72.5	$44.7
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3.0	(7.6)
Comprehensive income	$75.5	$37.1
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Balance Sheets
(in millions, except per share amounts)

	March 28, 2021	December 27, 2020
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$314.9	$232.8
Accounts receivable, net of allowances of $8.3 and $8.0	366.9	374.8
Prepaid consigned vehicle charges	52.9	53.3
Other current assets	29.1	31.1
Total current assets	763.8	692.0
Non-current assets
Operating lease right-of-use assets, net of accumulated amortization of $186.5 and $163.9	879.3	866.8
Property and equipment, net of accumulated depreciation of $492.5 and $481.9	270.7	259.8
Goodwill	543.3	542.3
Intangible assets, net of accumulated amortization of $514.9 and $504.3	149.1	150.6
Other assets	19.6	17.4
Total non-current assets	1,862.0	1,836.9
Total assets	$2,625.8	$2,528.9

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$100.4	$122.6
Short-term right-of-use operating lease liability	80.2	78.1
Accrued employee benefits and compensation expenses	24.0	23.4
Current maturities of long-term debt	6.0	4.0
Other accrued expenses	83.5	54.4
Total current liabilities	294.1	282.5
Non-current liabilities
Long-term debt	1,247.1	1,248.0
Long-term right-of-use operating lease liability	848.8	836.6
Deferred income tax liabilities	69.0	65.7
Other liabilities	24.6	26.7
Total non-current liabilities	2,189.5	2,177.0
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value: authorized, 150.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: authorized, 750.0 shares; issued and outstanding, 134.8 shares at March 28, 2021 and 134.5 shares at December 27, 2020	1.3	1.3
Additional paid-in capital	9.3	12.0
Retained earnings	140.2	67.7
Accumulated other comprehensive loss	(8.6)	(11.6)
Total stockholders' equity	142.2	69.4
Total liabilities and stockholders' equity	$2,625.8	$2,528.9
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In millions)
(Unaudited)

	Three Months Ended March 28, 2021
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 27, 2020	134.5	$1.3	$12.0	$67.7	$(11.6)	$69.4
Net income	—	—	—	72.5	—	72.5
Foreign currency translation adjustments, net of tax	—	—	—	—	3.0	3.0
Stock-based compensation expense	—	—	2.8	—	—	2.8
Common stock issued for the exercise and vesting of stock-based awards	0.4	—	0.1	—	—	0.1
Common stock issued for employee stock purchase plan	—	—	0.4	—	—	0.4
Withholding taxes on stock-based awards	(0.1)	—	(6.0)	—	—	(6.0)
Balance at March 28, 2021	134.8	$1.3	$9.3	$140.2	$(8.6)	$142.2

	Three Months Ended March 29, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Balance at December 30, 2019	133.6	$1.3	$3.5	$(127.1)	$(14.9)	$(137.2)
Net income	—	—	—	44.7	—	44.7
Foreign currency translation adjustments, net of tax	—	—	—	—	(7.6)	(7.6)
Stock-based compensation expense	—	—	2.1	—	—	2.1
Common stock issued for the exercise and vesting of stock-based awards	0.3	—	0.8	—	—	0.8
Withholding taxes on stock-based awards	—	—	(6.4)	—	—	(6.4)
Balance at March 29, 2020	133.9	$1.3	$—	$(82.4)	$(22.5)	$(103.6)
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 28, 2021	March 29, 2020
Operating activities
Net income	$72.5	$44.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.8	22.5
Operating lease expense	35.8	32.7
Stock-based compensation	2.8	2.1
Provision for credit losses	0.3	0.7
Amortization of debt issuance costs	1.1	1.0
Deferred income taxes	3.3	(0.3)
Gain on disposal of fixed assets	(0.2)	(0.1)
Changes in operating assets and liabilities, net of acquisitions:
Operating lease payments	(34.1)	(31.4)
Accounts receivable and other assets	8.1	16.0
Accounts payable and accrued expenses	11.9	9.4
Net cash provided by operating activities	121.3	97.3
Investing activities
Purchases of property, equipment and computer software	(30.3)	(10.6)
Proceeds from the sale of property and equipment	0.2	0.1
Other	(1.0)	—
Net cash used by investing activities	(31.1)	(10.5)
Financing activities
Net decrease in book overdrafts	—	(33.6)
Payments of long-term debt	—	(4.0)
Finance lease payments	(3.1)	(3.8)
Issuance of common stock under stock plans	0.1	0.8
Proceeds from issuance of employee stock purchase plan shares	0.4	—
Tax withholding payments for vested RSUs	(6.0)	(6.4)
Net cash used by financing activities	(8.6)	(47.0)
Effect of exchange rate changes on cash	0.5	(0.8)
Net increase in cash and cash equivalents	82.1	39.0
Cash and cash equivalents at beginning of period	232.8	47.1
Cash and cash equivalents at end of period	$314.9	$86.1
Cash paid for interest, net	$5.1	$8.3
Cash paid for taxes, net	$1.0	$4.0
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, generally consisting of normal recurring accruals, necessary for a fair statement of our financial results for the periods presented. Financial results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. These unaudited consolidated financial statements and condensed notes thereto are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 27, 2020 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 22, 2021.
The Company's fiscal year consists of 52 weeks with every fifth year consisting of 53 weeks and ending either the last Sunday in December or the first Sunday in January. Fiscal 2021 contains 53 weeks and fiscal 2020 contained 52 weeks.
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
Reclassification
"Revenues" reported in the consolidated statements of income and segment information footnote in the prior period financial statements for the three months ended March 29, 2020 has been reclassified between "Service revenues" and "Vehicle sales" to conform to the current year's presentation.
"Cost of services" reported in the consolidated statements of income and segment information footnote in the prior period financial statements for the three months ended March 29, 2020 has been reclassified between "Cost of services" and "Cost of vehicle sales" to conform to the current year's presentation.

Recent Accounting Pronouncements
Recently Issued and Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes in various areas. The adoption of ASU 2019-12 on December 28, 2020 did not have any impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on its unaudited consolidated financial statements or disclosures.
Note 2—Relationship with KAR and Related Entities
Prior to June 28, 2019, the Company was a subsidiary of KAR Auto Action Services, Inc. ("KAR"). On June 28, 2019, KAR completed the distribution of 100% of the issued and outstanding shares of common stock of IAA and IAA became an independent publicly-traded company.
In connection with the separation (the "Separation") from KAR on June 28, 2019, the Company entered into a non-compete and various other ancillary agreements to effect the Separation and provide a framework for the Company's relationship with KAR after the Separation, including a transition services agreement, a tax matters agreement and an employee matters agreement. See Note 3 - Relationship with KAR and Related Entities in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020 for additional information.

The Company purchases goods and services from KAR’s other businesses. The cost of products and services obtained from these other businesses was $0.2 million and $0.3 million for the three months ended March 28, 2021 and March 29, 2020, respectively.
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
The employee matters agreement entered into with KAR in connection with the Separation required that the outstanding KAR equity awards held by IAA employees and non-employee directors be converted into adjusted awards of IAA pursuant to the 2019 OSIP. The awards were adjusted based on the following principles:
•For each award recipient, the intent was to maintain the economic value of those awards before and after June 28, 2019, the date of the Separation; and
•The terms of the equity awards, such as the vesting schedule, will generally continue unchanged, except that the performance criteria for certain performance-based restricted stock units ("PRSUs") granted in 2019 were subject to adjusted performance criteria. Such PRSUs were converted into time-based restricted stock units ("RSUs") with two-year cliff vesting in February 2020, since the adjusted performance criteria were determined to have been met.

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

Participants include any employee, director, independent contractor or consultant of IAA or any affiliate of IAA selected to receive awards under the 2019 OSIP, and, upon his or her death, his or her successors, heirs, executors and administrators, as the case may be. As of March 28, 2021, the number of common shares reserved and available for awards under the 2019 OSIP is 4,662,798, subject to adjustment made in accordance with the 2019 OSIP. Upon the occurrence of certain corporate events that affect the common stock, including but not limited to any extraordinary cash dividend, stock split, reorganization or other relevant change in capitalization, appropriate adjustments may be made with respect to the number of shares available for grants under the 2019 OSIP, the number of shares covered by outstanding awards and the maximum number of shares that may be granted to any participant.

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

The following table summarizes the Company's stock-based compensation expense by type of award granted under both the KAR plans and the 2019 OSIP (in millions):

	Three Months Ended
	March 28, 2021	March 29, 2020
Performance-based Restricted Stock Units	$0.4	$0.2
Restricted Stock Units and Awards	2.2	1.7
Stock Options	0.2	0.2
Total Stock-based Compensation Expense	$2.8	$2.1

The following table summarizes the stock-based awards granted by the Company to certain employees and non-employee directors in accordance with the 2019 OSIP during the three months ended March 28, 2021:

	Three Months Ended March 28, 2021
	Number of Awards Granted	Weighted Average Grant Date Fair Value
Performance-based Restricted Stock Units	75,185	$63.71
Restricted Stock Units	99,243	$62.35

The PRSUs granted to certain executive officers and management of the Company vest at the end of a three-year performance period if and to the extent that the Company's three year average return on invested capital achieves certain specified goals. The RSUs granted to certain executive officers and management of the Company are contingent upon continued employment and vest in three equal annual installments.
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

The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended
	March 28, 2021	March 29, 2020
Net income	$72.5	$44.7
Weighted average common shares outstanding	134.6	133.7
Effect of dilutive stock awards	0.7	1.3
Weighted average common shares outstanding and potential common shares	135.3	135.0
Net income per share
Basic	$0.54	$0.33
Diluted	$0.54	$0.33

The weighted number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities and awards subject to performance conditions which have not been fully satisfied at the end of the respective reporting periods:

	Three Months Ended
	March 28, 2021	March 29, 2020
Anti-dilutive awards	—	0.3
Awards subject to performance conditions not fully satisfied	0.1	—
Total	0.1	0.3
Note 5—Long-Term Debt
Long-term debt consisted of the following (in millions):

	March 28, 2021	December 27, 2020
Term Loan	$774.0	$774.0
Notes	500.0	500.0
Total debt	1,274.0	1,274.0
Unamortized debt issuance costs	(20.9)	(22.0)
Current maturities of long-term debt	(6.0)	(4.0)
Long-term debt	$1,247.1	$1,248.0

Credit Facility

On June 28, 2019, the Company entered into a credit agreement (the “Credit Agreement”), which provides for, among other things: (i) a seven-year senior secured term loan in an aggregate principal amount of $800 million (the “Term Loan”) and (ii) a five-year revolving credit facility in an aggregate principal amount of $225 million (the “Revolving Credit Facility,” and together with the Term Loan, the “Credit Facility”). On May 1, 2020, the Company entered into an amendment to its Credit Agreement to increase the aggregate principal amount able to be borrowed under the Revolving Credit Facility by $136.0 million to $361.0 million. The Revolving Credit Facility includes a $50 million sub-limit for issuance of letters of credit and a $50 million sublimit for swing line loans, which can be borrowed on same-day notice.

The Term Loan matures on June 28, 2026. As of March 28, 2021 and December 27, 2020, the interest rate per annum for the Term Loan was 2.4% and 2.4%, respectively. The Revolving Credit Facility matures on June 28, 2024. As of March 28, 2021, no amounts were outstanding under the Revolving Credit Facility.

The Credit Agreement contains affirmative and negative covenants that are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company's affiliates. The Credit Agreement also requires the Company to maintain a maximum Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement)

not to exceed 3.50 to 1.00 as of each test date on which any Revolving Loans (as defined in the Credit Agreement) are outstanding. The Company was in compliance with the covenants in the Credit Agreement at March 28, 2021.

Subsequent to March 28, 2021, the Company entered into a new credit agreement, the proceeds of which were used, along with cash on hand, to repay in full all outstanding borrowings under the Company's Term Loan. The Credit Agreement was terminated on April 30, 2021. See Note 11, Subsequent Events for additional information.

Notes

On June 6, 2019, the Company issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027 (the “Notes”). The Notes mature on June 15, 2027. Interest on the Notes is due on June 15 and December 15 of each year and accrues at a rate of 5.500% per annum.

The Notes contain covenants which, among other things, limit the Company and its restricted subsidiaries’ ability to pay dividends on or make other distributions in respect of equity interests or make other restricted payments, make certain investments, incur liens on certain assets to secure debt, sell certain assets, consummate certain mergers or consolidations or sell all or substantially all assets, or designate subsidiaries as unrestricted. The Company was in compliance with the covenants at March 28, 2021.

Canadian Credit Facility

On July 7, 2020, the Company entered into a credit agreement which provides for a revolving credit facility in an aggregate principal amount of $10.0 million Canadian dollars (the "Canadian Credit Facility"). The Canadian Credit Facility matures on July 6, 2021 and is secured by certain of the Company's Canadian assets. The proceeds from the Canadian Credit Facility can be used by the Company's Canadian subsidiary for its working capital requirements, capital expenditures and general corporate purposes. Borrowings under this facility, based on the type of borrowing, bear interest at either (a) Bank of Montreal Prime Rate plus 1.00%; (b) Bankers Acceptance Rate plus 2.25%; or (c) Canadian Dollar Offered Rate (CDOR) plus 2.25%. As of March 28, 2021, no amounts were outstanding under the Canadian Credit Facility.

The Canadian Credit Facility contains affirmative and negative covenants which, among other things, put certain limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company's affiliates. The Canadian Credit Facility also requires the Company to maintain a Minimum Working Capital Ratio (as defined in the Canadian Credit Facility) of at least 1.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio (as defined in the Canadian Credit Facility) of at least 1.25 to 1.00. The Company was in compliance with the covenants under the Canadian Credit Facility at March 28, 2021.

Other

At both March 28, 2021 and December 27, 2020, the Company had outstanding letters of credit in the aggregate amount of $6.1 million, all of which reduce the amount available for borrowings under its Revolving Credit Facility.

Fair Value of Debt
The estimated fair value of the Company's debt as of March 28, 2021 and December 27, 2020 was $1,293.1 million and $1,302.6 million, respectively. The estimates of fair value were based on broker-dealer quotes for the Company's debt as of the respective dates and are considered Level 2 fair value measurements in the fair value hierarchy.

Note 6—Accounts Receivable

Components of accounts receivable, net were as follows (in millions):

	March 28, 2021	December 27, 2020
Advanced charges receivable	$253.3	$239.5
Trade accounts receivable	104.7	126.5
Other receivable	17.2	16.8
Accounts receivable, gross	375.2	382.8
Less: Allowance for credit losses	(8.3)	(8.0)
Accounts receivable, net	$366.9	$374.8

Note 7—Leases
The Company leases property, software, automobiles, trucks and trailers, pursuant to operating lease agreements. The Company also leases furniture, fixtures and equipment under finance leases. The leases have varying remaining lease terms with leases expiring through 2040, some of which include options to extend the leases.
The components of leases expense were as follows (in millions):

	Three Months Ended
	March 28, 2021	March 29, 2020
Operating lease cost	$35.8	$32.7

Finance lease cost:
Amortization of right-of-use assets	$3.3	$3.7
Interest on lease liabilities	0.2	0.2
Total finance lease cost	$3.5	$3.9

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended
	March 28, 2021	March 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$34.1	$31.4
Operating cash flows related to finance leases	$0.2	$0.3
Financing cash flows related to finance leases	$3.1	$3.8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$35.1	$81.7
Finance leases	$0.3	$5.2

Note 8—Fair Value Measurements
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

In November 2020, the Company entered into an agreement which grants the owner a right during fiscal years 2023 and 2024 to cause the Company to acquire certain assets (the "Put Option") for a price based on a pre-defined formula. The carrying value of this Put Option is reported at fair value each reporting period. The Company measured the fair value of the Put Option using a Monte Carlo simulation. Key assumptions used in the valuation include discount rate, volume volatility, risk-free interest rate, cash flow projections and other details specific to the Put Option. The estimated fair value of the Put Option was zero at both March 28, 2021 and December 27, 2020 and was categorized within Level 3 of the fair value hierarchy.

See Note 5 - Debt for fair value of debt.
Note 9—Commitments and Contingencies
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
Pyrite Canyon

In the fourth quarter of fiscal 2020, the Company’s wholly owned subsidiary, Insurance Auto Auctions, Inc. (hereafter “IAAI”), received a letter from the California Department of Toxic Substances Control (the “DTSC”) styled “Draft Imminent and Substantial Endangerment Determination and Consent Order” (the “Draft Order”) in which the DTSC states that IAAI, along with nine other respondents named in the Draft Order, has been named as a potential responsible party for the release of hazardous substances at the former Universal Propulsion Company site (the “Former UPCo Site”). The Draft Order states that the Former UPCo Site has been identified as contributing to the Pyrite Canyon Plume by the U.S. Environmental Protection Agency and prescribes initial steps and a schedule for responding to the release of hazardous substances at the Former UPCo Site. The Draft Order further states that IAAI has been identified as a potential responsible party because it is either the company or the successor of a company responsible for a release of hazardous substances at the Former UPCo Site. The Draft Order is currently unsigned and has not been issued by DTSC.

On January 26, 2021, DTSC hosted an informational teleconference for the respondents named in the Draft Order. At the meeting, DTSC described the background and current status at the Former UPCo Site, but did not provide any information related to possible response actions, associated cost estimates or financial liability determinations. DTSC directed the Respondents to provide comments upon the Draft Order by March 1, 2021. DTSC subsequently extended the response deadline to April 30, 2021 pursuant to respondent requests. On March 30, 2021, IAAI provided DTSC with its response to the Draft Order.

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
Lower Duwamish Waterway
Since June 2004, IAAI operated a branch on property it leased in Tukwila, Washington just south of Seattle. The property is located adjacent to a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site"). The LDW Site had been designated a Superfund site in 2001, three years prior to IAAI’s tenancy. On March 25, 2008, the United States Environmental Protection Agency (the "EPA") issued IAAI a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") related to the LDW Site. On November 7, 2012, the EPA issued IAAI a Second General Notice of Potential Liability (the "Second General Notice") for the LDW Site. The EPA's website indicates that the EPA has issued general notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities related to the LDW Site. In the General Notice and Second General Notice, the EPA informed IAAI that the EPA believed IAAI may be a Potentially Responsible Party ("PRP"), but the EPA did not specify the factual basis for this assertion. At this time, the EPA still has not specified the factual basis for this assertion and has not demanded that IAAI pay any funds or take any action apart from responding to the Section 104(e) Information Request. Four PRPs, The Boeing Company, the City of Seattle, the Port of Seattle and King County - the Lower Duwamish Waterway Group ("LDWG"), have funded a remedial investigation and feasibility study related to the cleanup of the LDW Site. In December 2014, the EPA issued a Record of Decision ("ROD"), detailing the final cleanup plan for the LDW Site. The ROD estimated the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup was 17 years, including 7 years of active remediation, and 10 years of monitored natural recovery. IAAI is aware that certain authorities may bring natural resource damage claims against PRPs. On February 11, 2016, IAAI received a Notice of Intent letter from the United States National Oceanic and Atmospheric Administration informing IAAI that the Elliott Bay Trustee Council were beginning to conduct an injury assessment for natural resource damages in the LDW. The Notice of Intent indicated that the decision of the trustees to proceed with this natural resources injury assessment followed a pre-assessment screen performed by the trustees. Shortly thereafter, in a letter dated August 16, 2016, EPA issued a status update to the PRPs at the LDW Site. The letter stated that EPA expected the bulk of the pre-remedial design work currently being performed by the LDWG to be completed by the beginning of 2018, with the Remedial Design/Remedial Action ("RD/RA") phase to follow. The EPA previously anticipated that the pre-design work would be completed sometime during 2018, and the Company is not aware of any further information regarding that schedule. Accordingly, the Company is unable to predict when RD/RA negotiations with all PRPs might begin.
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
Note 10—Segment Information
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

Financial information regarding the Company's reportable segments is set forth below as of and for the three months ended March 28, 2021 (in millions):

	Three Months Ended March 28, 2021
	United States	International	Total
Revenues:
Service revenues	$332.4	$28.0	$360.4
Vehicle sales	25.9	37.2	63.1
Total revenues	358.3	65.2	423.5
Operating expenses:
Cost of services*	178.1	18.3	196.4
Cost of vehicle sales*	21.0	33.4	54.4
Selling, general and administrative	40.5	2.9	43.4
Depreciation and amortization	17.9	1.9	19.8
Total operating expenses	257.5	56.5	314.0
Operating profit	100.8	8.7	109.5
Interest expense, net	13.0	—	13.0
Other income, net	(0.2)	(0.2)	(0.4)
Intercompany (income) expense	(2.3)	2.3	—
Income before income taxes	90.3	6.6	96.9
Income taxes	22.7	1.7	24.4
Net income	$67.6	$4.9	$72.5
Total assets	$2,392.9	$232.9	$2,625.8
*Exclusive of depreciation and amortization

Financial information regarding the Company's reportable segments is set forth below as of and for the three months ended March 29, 2020 (in millions):

	Three Months Ended March 29, 2020
	United States	International	Total
Revenues:
Service revenues	305.0	29.0	334.0
Vehicle sales	16.1	16.5	32.6
Total revenues	321.1	45.5	366.6
Operating expenses:
Cost of services*	185.0	18.2	203.2
Cost of vehicle sales*	13.0	14.8	27.8
Selling, general and administrative	35.1	2.9	38.0
Depreciation and amortization	20.8	1.7	22.5
Total operating expenses	253.9	37.6	291.5
Operating profit	67.2	7.9	75.1
Interest expense, net	16.1	(0.1)	16.0
Other income, net	(0.1)	(0.6)	(0.7)
Income before income taxes	51.2	8.6	59.8
Income taxes	12.8	2.3	15.1
Net income	$38.4	$6.3	$44.7
Total assets	$2,036.4	$179.1	$2,215.5
*Exclusive of depreciation and amortization
Note 11—Subsequent Events

On April 30, 2021, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto (the “New Credit Agreement”). The New Credit Agreement provides for, among other things: (i) a senior secured term loan in an aggregate principal amount of $650 million ("New Term Loan") and (ii) a senior secured revolving credit facility with revolving commitments in an aggregate principal amount of $525 million ("New Revolving Credit Facility" and, together with the New Term Loan, the “New Credit Facility”). Borrowing availability under the New Revolving Credit Facility is subject to no default or event of default under the New Credit Agreement having occurred at the time of borrowing. The proceeds of the New Credit Facility were used, along with cash on hand, to repay in full all outstanding borrowings under the Company’s Term Loan under its prior Credit Agreement. The prior Credit Agreement was terminated on April 30, 2021. Future borrowings under the New Revolving Credit Facility will be used for the Company's ongoing working capital needs and general corporate purposes. The New Credit Facility matures on April 30, 2026.

Borrowings under the New Credit Agreement will bear interest (i) from April 30, 2021 until the date the Company delivers its compliance certificate for the quarter ended September 26, 2021, at a rate equal to either, (A) at the Company’s option, the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1.00% (the “Base Rate”) for base rate borrowings, or (B) one-month LIBOR for eurodollar borrowings, in each case, plus an applicable margin of 0.75% with respect to Base Rate borrowings and 1.75% with respect to eurodollar borrowings and (ii) at all other times, (A) the Base Rate or (B) LIBOR, in each case plus an applicable margin ranging from 0.375% to 1.25% with respect to Base Rate borrowings and 1.375% to 2.25% with respect to eurodollar borrowings, in each case, depending on the Company’s Consolidated Net Leverage Ratio (as defined in the New Credit Agreement). The New Credit Agreement contains additional procedures for transition to a benchmark rate other than one-month LIBOR for eurodollar borrowings. The unused amount of the New Revolving Credit Facility is subject to a commitment fee ranging from 0.175% and 0.30% depending on the Company’s Consolidated Net Leverage Ratio. As of May 4, 2021, no borrowings were outstanding under the New Revolving Credit Facility.

The New Credit Agreement requires the Company to comply with certain financial covenants, including a requirement that the Company’s Consolidated Net Leverage Ratio not exceed 4:00 to 1:00 as of the last day of any fiscal quarter, subject to certain exceptions for qualifying material acquisitions. Consolidated Net Leverage Ratio is defined as the ratio of Consolidated Total Debt (as defined in the New Credit Agreement) to Consolidated EBITDA (as defined in the New Credit Agreement).

The New Credit Agreement also contains other affirmative and negative covenants that are usual and customary for a senior secured credit agreement. The negative covenants include limitations on (i) the disposition of assets, (ii) mergers and acquisitions, (iii) the payment of future dividends, distributions and stock repurchases by the Company, (iv) restricted payments, (v) the incurrence of additional indebtedness, (vi) permitted acquisitions and investments and (vii) the incurrence of additional liens on property. The New Credit Agreement includes customary events of default.

During the second quarter of fiscal 2021, the Company expects to write-off approximately $10.0 million of unamortized debt issuance costs relating to the prior Credit Facility which will be included within the interest expense line of the consolidated statements of income.

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

Unless the context suggests otherwise, all reference in this Quarterly Report on Form 10-Q to the "Company," "we," "us," refer to IAA, Inc. together with its subsidiaries.
Executive Overview
Our Business
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
COVID-19 Impact on our Business
The outbreak of the coronavirus pandemic (COVID-19) has severely impacted, and continues to impact worldwide economic activities. Although many of the governmental restrictions that were imposed in 2020 to contain and combat the spread of COVID-19 have since been lifted or scaled back, ongoing surges of COVID-19 infections, including new more contagious and/or vaccine resistant variants, have resulted in the re-imposition of certain restrictions from time to time, and may lead to other restrictions being re-implemented in response to efforts to reduce the spread of COVID-19.
Given the nature of our operations, we are deemed “essential” and have remained open for business. We continue to follow strict health and sanitization protocols across all of our locations aimed at keeping our employees, customers, and other business partners safe.

Our business in fiscal 2020 was significantly impacted due to lower vehicle assignment volume, primarily during the first half of fiscal 2020, as the stay-at-home orders executed in March 2020 significantly reduced the number of car accidents. Beginning in the second half of fiscal 2020, as certain economies began to re-open, we saw gradual recovery in miles driven that has resulted in improved vehicle assignments. While improving in the first quarter of fiscal 2021, vehicles assignments continue to remain below pre-COVID-19 levels.

The extent to which the COVID-19 outbreak impacts our business and results of operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the actions to contain its impact, resurgences of COVID-19 or variants thereof that may continue to occur, the availability and public acceptance of vaccines for COVID-19, any delays or complications in vaccine production and distribution, the efficacy of vaccines for COVID-19 and how quickly and to what extent normal economic and operating conditions resume. However, we expect COVID-19 and the efforts taken to reduce its spread will continue to have a negative impact on our vehicle assignments in fiscal 2021, the impact of which could be material.
Sources of Revenues and Expenses
A significant portion of our revenue is derived from auction fees and related services associated with our salvage auctions. Our revenue earned from buyers represents fees charged based on a tiered structure that increases with the sales price of the vehicle as well as service fees for additional services such as storage, transportation, and vehicle condition reporting. Our revenue earned from sellers represents the combination of the inbound tow, processing, storage, titling, enhancing and auctioning of the vehicle. The majority of our business comprises auctioning vehicles on a consignment basis, meaning that our sellers continue to own their vehicles until they are sold to buyers through one of our digital marketplaces. We record revenue for consigned vehicles on a net basis as we have no influence on the vehicle auction selling price agreed to by the seller and the buyer at the auction. When we purchase vehicles for reselling, we record the entire sale price as revenue and the purchase price as cost of services, which results in lower gross margin than we recognize for vehicles sold at an auction on a consignment basis.
Our operating expenses consist of cost of services, cost of vehicle sales, selling, general and administrative and depreciation and amortization. Cost of services is comprised of payroll and related costs, subcontract services, supplies, insurance, property taxes, utilities, service contract claims, maintenance, and lease expense related to the auction sites. Cost of vehicle sales is comprised of the cost of purchased vehicles. Cost of services and vehicle sales exclude depreciation and amortization. Selling, general and administrative expenses are comprised of, among other things, payroll and related costs, sales and marketing, information technology services and professional fees.
Results of Operations

	Three Months Ended		Change
(Dollars in millions, except per share data)	Mar 28, 2021	Mar 29, 2020	$	%
Revenues:
Service revenues	$360.4	$334.0	$26.4	7.9%
Vehicle sales	63.1	32.6	30.5	93.6%
Total revenues	423.5	366.6	56.9	15.5%
Operating expenses:
Cost of services*	196.4	203.2	(6.8)	(3.3)%
Cost of vehicle sales*	54.4	27.8	26.6	95.7%
Selling, general and administrative	43.4	38.0	5.4	14.2%
Depreciation and amortization	19.8	22.5	(2.7)	(12.0)%
Total operating expenses	314.0	291.5	22.5	7.7%
Operating profit	109.5	75.1	34.4	45.8%
Interest expense, net	13.0	16.0	(3.0)	(18.8)%
Other expense (income), net	(0.4)	(0.7)	0.3	NM**
Income before income taxes	96.9	59.8	37.1	62.0%
Income taxes	24.4	15.1	9.3	61.6%
Net income	$72.5	$44.7	$27.8	62.2%
Net income per share
Basic	$0.54	$0.33	$0.21	63.6%
Diluted	$0.54	$0.33	$0.21	63.6%
________________
* Exclusive of depreciation and amortization
** NM - Not meaningful
Service Revenues

	Three Months Ended		Change
(Dollars in millions)	Mar 28, 2021	Mar 29, 2020	$	%
United States	$332.4	$305.0	$27.4	9.0%
International	28.0	29.0	(1.0)	(3.4)%
Total service revenues	$360.4	$334.0	$26.4	7.9%

Three Months Ended March 28, 2021 versus March 29, 2020
United States service revenues increased $27.4 million due to an increase in revenue per unit of 21%, primarily from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and favorable industry dynamics. This increase in revenue per unit was partially offset by a lower volume of consigned vehicles sold, which decreased by 10%, primarily resulting from the COVID-19 pandemic.
International service revenues decreased $1.0 million due to a lower volume of consigned vehicles sold of 34%, primarily as a result of the COVID-19 pandemic, and the impact of an international provider switching from a consignment model to a purchased vehicle model. These decreases were largely offset by an increase in revenue per unit of 45% due to higher average selling prices.
In the first quarter of 2021, we received notice from one of our top three vehicle suppliers that they would be shifting a significant amount of assignment volume away from IAA. We expect the assignment volume shift to begin in the second quarter of 2021 and be completed in the third quarter of 2021. We expect a portion of these anticipated assignment volume losses will be partially offset by known assignment volume gains from other of our top vehicle suppliers, which began in the first quarter of 2021 and have continued into the second quarter.

Vehicle Sales

	Three Months Ended		Change
(Dollars in millions)	Mar 28, 2021	Mar 29, 2020	$	%
United States	$25.9	$16.1	$9.8	60.9%
International	37.2	16.5	20.7	125.5%
Total vehicle sales	$63.1	$32.6	$30.5	93.6%

Three Months Ended March 28, 2021 versus March 29, 2020
United States vehicle sales increased $9.8 million due to an increase in revenue per unit sold, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and favorable industry dynamics.

International vehicle sales increased $20.7 million due to an increase in revenue per unit sold of 85%, which mainly resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and favorable industry dynamics. In addition, International vehicles sales also benefited from higher volume of vehicle sold, which increased by 22%, primarily due to the impact of an international provider switching from a consignment model to a purchased vehicle model.

Cost of Services

	Three Months Ended		Change
(Dollars in millions)	Mar 28, 2021	Mar 29, 2020	$	%
United States	$178.1	$185.0	$(6.9)	(3.7)%
International	18.3	18.2	0.1	0.5%
Total cost of services	$196.4	$203.2	$(6.8)	(3.3)%

Three Months Ended March 28, 2021 versus March 29, 2020
United States cost of services decreased $6.9 million primarily due to lower volume of consigned vehicles sold and cost savings related to adopting a fully-digital auction model. These decreases were partially offset by an increase in the occupancy cost of storage facilities.

International cost of services remained relatively flat as compared to the prior year period.

Cost of Vehicle Sales

	Three Months Ended		Change
(Dollars in millions)	Mar 28, 2021	Mar 29, 2020	$	%
United States	$21.0	$13.0	$8.0	61.5%
International	33.4	14.8	18.6	125.7%
Total cost of vehicle sales	$54.4	$27.8	$26.6	95.7%

Three Months Ended March 28, 2021 versus March 29, 2020
United States cost of vehicle sales increased $8.0 million, primarily due to higher average purchase prices.

International cost of vehicle sales increased $18.6 million primarily due to the impact of an international provider switching from a consignment model to a purchase vehicle model and higher average purchase prices.

Selling, General and Administrative

	Three Months Ended		Change
(Dollars in millions)	Mar 28, 2021	Mar 29, 2020	$	%
United States	$40.5	$35.1	$5.4	15.4%
International	2.9	2.9	—	—%
Total selling, general and administrative expenses	$43.4	$38.0	$5.4	14.2%

Three Months Ended March 28, 2021 versus March 29, 2020

United States selling, general and administrative expenses increased $5.4 million primarily due to higher employee incentive related compensation costs and a non-income, tax related accrual.

International selling, general and administrative expenses remained flat as compared to the prior year period.

Depreciation and Amortization

	Three Months Ended		Change
(Dollars in millions)	Mar 28, 2021	Mar 29, 2020	$	%
United States	$17.9	$20.8	$(2.9)	(13.9)%
International	1.9	1.7	0.2	11.8%
Total depreciation and amortization	$19.8	$22.5	$(2.7)	(12.0)%

Three Months Ended March 28, 2021 versus March 29, 2020

Depreciation and amortization for the three months ended March 28, 2021 decreased $2.7 million as compared to the prior year comparable period as there were fewer intangible and fixed assets to amortize and depreciate within the United States segment during the first three months of fiscal 2020.

Interest Expense

Interest expense for the three months ended March 28, 2021 decreased $3.0 million as compared to the prior year comparable period primarily due to lower interest rates on our floating rate debt.

Liquidity and Capital Resources
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations and working capital. Our principal source of liquidity consists of cash generated by operations. Our revolving credit facilities provide another source of liquidity as needed.
Our cash flow is used to invest in new products and services, fund capital expenditures and working capital requirements and, coupled with borrowings under our revolving credit facilities, is expected to be adequate to satisfy our cash requirements, including those listed below, and fund future acquisitions, if any. Our ability to fund our cash requirements will depend on our ongoing ability to generate cash from operations and to access borrowings under our revolving credit facilities. We believe that our cash on hand, future cash from operations, borrowings available under our revolving credit facilities and access to the debt and capital markets will provide adequate resources to fund our operating and financing needs for the next twelve months and beyond.
Approximately $62.3 million of available cash was held by our foreign subsidiaries as of March 28, 2021. We do not currently expect to incur significant additional tax liabilities if funds held by our foreign subsidiaries were to be repatriated.
There have been no material changes to our cash requirements from known contractual and other obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020 filed with the SEC on March 18, 2020 other than those described below:
Debt Service Obligations

On March 31, 2021, we made an optional principal pre-payment of $4.0 million on the Term Loan.

On April 30, 2021, we entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto (the "New Credit Agreement"). The New Credit Agreement provides for, among other things: (i) a senior secured term loan in an aggregate principal amount of $650 million ("New Term Loan") and (ii) a senior secured revolving credit facility with revolving commitments in an aggregate principal amount of $525 million ("New Revolving Credit Facility" and, together with the New Term Loan, the “New Credit Facility”). Borrowing availability under the New Revolving Credit Facility is subject to no default or event of default under the New Credit Agreement having occurred at the time of borrowing. The proceeds of the New Credit Facility, along with cash on hand, were used to repay in full all outstanding borrowings under our Term Loan under our prior Credit Agreement. The New Credit Facility matures on April 30, 2026.

See Note 11 - Subsequent Events and Note 5 - Long-term Debt in the notes to consolidated financial statements for additional information on the New Credit Facility and our outstanding indebtedness.
Capital Expenditures
Capital expenditures for the three months ended March 28, 2021 and March 29, 2020 were $30.3 million and $10.6 million, respectively. Capital expenditures were funded primarily from cash flow from operations. We continue to invest in our core information technology capabilities and capacity expansion. Our capital expenditures during the three months ended March 28, 2021 primarily related to real estate development and technology-based investments, including improvements in information technology systems and infrastructure. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.

Summary of Cash Flows

	Three Months Ended
(in millions)	March 28, 2021	March 29, 2020	Change
Net cash provided by (used by):
Operating activities	$121.3	$97.3	$24.0
Investing activities	(31.1)	(10.5)	(20.6)
Financing activities	(8.6)	(47.0)	38.4
Effect of exchange rate on cash	0.5	(0.8)	1.3
Net increase in cash and cash equivalents	$82.1	$39.0	$43.1
Net cash flow provided by operating activities during the three months ended March 28, 2021 increased by $24.0 million as compared to the three months ended March 29, 2020. The increase in operating cash flow was primarily attributable to an increase in profitability, net of non-cash adjustments of $32.1 million, partially offset by changes in accounts receivable of $8.9 million resulting from the timing of collections from customers and other parties.
Net cash used by investing activities was $31.1 million for the three months ended March 28, 2021 as compared to $10.5 million for the three months ended March 29, 2020. The increase in net cash used by investing activities was primarily due to an increase in cash used for capital expenditures during the three months ended March 28, 2021. See "Capital Expenditures" above for additional information.
Net cash used by financing activities was $8.6 million for the three months ended March 28, 2021 as compared to $47.0 million for the three months ended March 29, 2020. The decrease in net cash used by financing activities was primarily attributable to a decrease in bank overdrafts of $33.6 million as a result of timing of disbursements to our vendors and a $4.0 million payment of our debt during the first three months of fiscal 2020.
Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material. There have been no material changes in our critical accounting policies disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 27, 2020 filed with the SEC on February 22, 2021.

For further information about recently issued accounting pronouncements, see Note 1 - Summary of Significant Accounting Policies in the condensed notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to market risks and related disclosures from those disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K filed with the SEC on February 22, 2021.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 28, 2021.
Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 28, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.    Legal Proceedings

See Note 7 - Commitments and Contingencies in the condensed notes to the unaudited consolidated financial statements for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K which was filed with the SEC on February 22, 2021. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 22, 2021.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 28, 2021, we acquired shares of our common stock held by one of our directors who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from the director and the average price paid per share for each month in the first quarter ended March 28, 2021 are as shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
December 28, 2020 - January 31, 2021	—	$—
February 1, 2021 - February 28, 2021	—	—
March 1, 2021 - March 28, 2021	227	56.99
Total	227	$56.99

Item 5. Other Information

New Credit Agreement

On April 30, 2021, we entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto (the “New Credit Agreement”). The New Credit Agreement and provides for, among other things: (i) a senior secured term loan in an aggregate principal amount of $650 million ("New Term Loan") and (ii) a senior secured revolving credit facility with revolving commitments in an aggregate principal amount of $525 million ("New Revolving Credit Facility" and, together with the New Term Loan, the “New Credit Facility”). The proceeds of the New Credit Facility, along with cash on hand, were used to repay in full all outstanding borrowings under the Term Loan under our prior Credit Agreement. Future borrowings under the New Revolving Credit Facility will be used for the Company's ongoing working capital needs and general corporate purposes. Our prior credit agreement was terminated on April 30, 2021.

See Note 11 - Subsequent Events for a discussion of the material terms of the New Credit Facility, which is incorporated herein by reference. The New Credit Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6.    Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.†	8-K	001-38580	2.1	6/28/2019
3.1	Amended and Restated Certificate of Incorporation of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.1	6/28/2019
3.2	Amended and Restated By-laws of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.2	6/28/2019
10.1	Credit Agreement, dated as of April 30, 2021, among IAA, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time party thereto					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X*
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Condensed Notes to Consolidated Financial Statements					X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

IAA, Inc.
(Registrant)

Date:	May 4, 2021	/s/ John W. Kett
John W. Kett President and Chief Executive Officer (Principal Executive Officer)

Date:	May 4, 2021	/s/ Vance C. Johnston
Vance C. Johnston Executive Vice President, Chief Financial Officer (Principal Financial Officer)