Form 10-Q
period 2021-06-27
IAA, Inc.
filed 2021-08-03
CIK 1745041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 27, 2021, 134,796,790 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

IAA, Inc.

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward- looking statements. Such statements include statements regarding the impact of COVID-19 on our business; our future growth; expectations regarding vehicle volume sales, results of operations and capital expenditures; and our continued investment in information technology. Such statements are based on management’s current expectations, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: uncertainties regarding ongoing surges of COVID-19 infections, including new more contagious and/or vaccine resistant variants, and the impact on the duration and severity of the COVID-19 pandemic and measures intended to reduce its spread, including the availability, rate of public acceptance and efficacy of COVID-19 vaccines; the loss of one or more significant vehicle suppliers or a reduction in significant volume from such suppliers; our ability to meet or exceed customers’ demand and expectations; significant current competition and the introduction of new competitors or other disruptive entrants in our industry; the risk that our facilities lack the capacity to accept additional vehicles and our ability to obtain land or renew/enter into new leases at commercially reasonable rates; our ability to effectively maintain or update information and technology systems; our ability to implement and maintain measures to protect against cyberattacks and comply with applicable privacy and data security requirements; our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements, including from our margin expansion plan; business development activities, including acquisitions and integration of acquired businesses; our expansion into markets outside the U.S. and the operational, competitive and regulatory risks facing our non-U.S. based operations; our reliance on subhaulers and trucking fleet operations; changes in used-vehicle prices and the volume of damaged and total loss vehicles we purchase; economic conditions, including fuel prices, commodity prices, foreign exchange rates and interest rate fluctuations; trends in new- and used-vehicle sales and incentives; and other risks and uncertainties identified in our filings with the Securities and Exchange Commission (the “SEC”), including under Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 22, 2021, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC, including subsequent Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
IAA, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Revenues:
Service revenues	$382.5	$264.8	$742.9	$598.8
Vehicle sales	62.6	32.0	125.7	64.6
Total revenues	445.1	296.8	868.6	663.4
Operating expenses:
Cost of services	197.6	158.9	394.0	362.1
Cost of vehicle sales	51.6	26.2	106.0	54.0
Selling, general and administrative	43.7	34.3	87.1	72.3
Depreciation and amortization	20.5	19.6	40.3	42.1
Total operating expenses	313.4	239.0	627.4	530.5
Operating profit	131.7	57.8	241.2	132.9
Interest expense, net	21.9	13.8	34.9	29.8
Other (income) expense, net	(0.3)	0.1	(0.7)	(0.6)
Income before income taxes	110.1	43.9	207.0	103.7
Income taxes	27.2	10.7	51.6	25.8
Net income	$82.9	$33.2	$155.4	$77.9
Net income per share:
Basic	$0.61	$0.25	$1.15	$0.58
Diluted	$0.61	$0.25	$1.15	$0.58

See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net income	$82.9	$33.2	$155.4	$77.9
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3.0	1.9	6.0	(5.7)
Comprehensive income	$85.9	$35.1	$161.4	$72.2
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Balance Sheets
(in millions, except per share amounts)

	June 27, 2021	December 27, 2020
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$282.1	$232.8
Accounts receivable, net of allowances of $7.6 and $8.0	338.0	374.8
Prepaid consigned vehicle charges	50.7	53.3
Other current assets	30.9	31.1
Total current assets	701.7	692.0
Non-current assets
Operating lease right-of-use assets, net of accumulated amortization of $210.8 and $163.9	962.9	866.8
Property and equipment, net of accumulated depreciation of $503.2 and $481.9	281.0	259.8
Goodwill	546.7	542.3
Intangible assets, net of accumulated amortization of $525.9 and $504.3	154.4	150.6
Other assets	26.0	17.4
Total non-current assets	1,971.0	1,836.9
Total assets	$2,672.7	$2,528.9

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$98.6	$122.6
Short-term right-of-use operating lease liability	86.3	78.1
Accrued employee benefits and compensation expenses	31.3	23.4
Current maturities of long-term debt	—	4.0
Other accrued expenses	63.4	54.4
Total current liabilities	279.6	282.5
Non-current liabilities
Long-term debt	1,135.6	1,248.0
Long-term right-of-use operating lease liability	927.8	836.6
Deferred income tax liabilities	71.3	65.7
Other liabilities	28.2	26.7
Total non-current liabilities	2,162.9	2,177.0
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.01 par value: authorized, 150.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: authorized, 750.0 shares; issued and outstanding, 134.8 shares at June 27, 2021 and 134.5 shares at December 27, 2020	1.3	1.3
Additional paid-in capital	11.4	12.0
Retained earnings	223.1	67.7
Accumulated other comprehensive loss	(5.6)	(11.6)
Total stockholders' equity	230.2	69.4
Total liabilities and stockholders' equity	$2,672.7	$2,528.9
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In millions)
(Unaudited)

	Three Months Ended June 27, 2021
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at March 28, 2021	134.8	$1.3	$9.3	$140.2	$(8.6)	$142.2
Net income	—	—	—	82.9	—	82.9
Foreign currency translation adjustments, net of tax	—	—	—	—	3.0	3.0
Stock-based compensation expense	—	—	2.6	—	—	2.6
Common stock issued for the exercise and vesting of stock-based awards	—	—	0.3	—	—	0.3
Common stock issued for employee stock purchase plan	—	—	0.4	—	—	0.4
Withholding taxes on stock-based awards	—	—	(1.2)	—	—	(1.2)
Balance at June 27, 2021	134.8	$1.3	$11.4	$223.1	$(5.6)	$230.2

	Three Months Ended June 28, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit
Balance at March 29, 2020	133.9	$1.3	$—	$(82.4)	$(22.5)	$(103.6)
Net income	—	—	—	33.2	—	33.2
Foreign currency translation adjustments, net of tax	—	—	—	—	1.9	1.9
Stock-based compensation expense	—	—	2.4	—	—	2.4
Common stock issued for the exercise and vesting of stock-based awards	0.1	—	0.3	—	—	0.3
Withholding taxes on stock-based awards	—	—	(1.6)	—	—	(1.6)
Balance at June 28, 2020	134.0	$1.3	$1.1	$(49.2)	$(20.6)	$(67.4)
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In millions)
(Unaudited)

	Six Months Ended June 27, 2021
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 27, 2020	134.5	$1.3	$12.0	$67.7	$(11.6)	$69.4
Net income	—	—	—	155.4	—	155.4
Foreign currency translation adjustments, net of tax	—	—	—	—	6.0	6.0
Stock-based compensation expense	—	—	5.4	—	—	5.4
Common stock issued for the exercise and vesting of stock-based awards	0.4	—	0.4	—	—	0.4
Common stock issued for employee stock purchase plan	—	—	0.8	—	—	0.8
Withholding taxes on stock-based awards	(0.1)	—	(7.2)	—	—	(7.2)
Balance at June 27, 2021	134.8	$1.3	$11.4	$223.1	$(5.6)	$230.2

	Six Months Ended June 28, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Balance at December 29, 2019	133.6	$1.3	$3.5	$(127.1)	$(14.9)	$(137.2)
Net income	—	—	—	77.9	—	77.9
Foreign currency translation adjustments, net of tax	—	—	—	—	(5.7)	(5.7)
Stock-based compensation expense	—	—	4.5	—	—	4.5
Common stock issued for the exercise and vesting of stock-based awards	0.6	—	1.1	—	—	1.1
Withholding taxes on stock-based awards	(0.2)	—	(8.0)	—	—	(8.0)
Balance at June 28, 2020	134.0	$1.3	$1.1	$(49.2)	$(20.6)	$(67.4)
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	June 27, 2021	June 28, 2020
Operating activities
Net income	$155.4	$77.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.3	42.1
Operating lease expense	73.3	66.3
Stock-based compensation	5.4	4.5
Provision for credit losses	(0.2)	3.6
Loss on extinguishment of debt	10.3	—
Amortization of debt issuance costs	1.9	2.0
Deferred income taxes	5.6	(1.5)
Gain on disposal of fixed assets	(0.2)	(0.1)
Changes in operating assets and liabilities, net of acquisitions:
Operating lease payments	(69.7)	(63.8)
Accounts receivable and other assets	32.2	65.8
Accounts payable and accrued expenses	(3.6)	20.5
Net cash provided by operating activities	250.7	217.3
Investing activities
Acquisition of business, net of cash acquired	(4.0)	—
Purchases of property, equipment and computer software	(57.8)	(22.1)
Proceeds from the sale of property and equipment	0.4	0.1
Other	(1.3)	—
Net cash used by investing activities	(62.7)	(22.0)
Financing activities
Net decrease in book overdrafts	—	(33.6)
Proceeds from debt issuance	650.0	—
Payments of long-term debt	(774.0)	(4.0)
Deferred financing costs	(4.6)	(2.7)
Finance lease payments	(5.9)	(7.5)
Issuance of common stock under stock plans	0.4	1.1
Proceeds from issuance of employee stock purchase plan shares	0.8	—
Tax withholding payments for vested RSUs	(7.2)	(8.0)
Net cash used by financing activities	(140.5)	(54.7)
Effect of exchange rate changes on cash	1.8	(0.7)
Net increase in cash and cash equivalents	49.3	139.9
Cash and cash equivalents at beginning of period	232.8	47.1
Cash and cash equivalents at end of period	$282.1	$187.0
Cash paid for interest, net	$23.5	$28.9
Cash paid for taxes, net	$44.7	$6.2
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
Reclassification
"Revenues" reported in the consolidated statements of income and segment information footnote in the prior period financial statements for the three and six months ended June 28, 2020 has been reclassified between "Service revenues" and "Vehicle sales" to conform to the current year's presentation.
"Cost of services" reported in the consolidated statements of income and segment information footnote in the prior period financial statements for the three and six months ended June 28, 2020 has been reclassified between "Cost of services" and "Cost of vehicle sales" to conform to the current year's presentation.

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
Note 2—Revenue Recognition
The Company generates its revenues from contracts with customers. The Company recognizes revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. The Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation. The Company then determines how the goods or services are transferred to the customer in order to determine the timing of revenue recognition.

The Company has disaggregated revenue at the product level by Services and Vehicle Sales, as well as geographically by the United States and International. See Note 12 - Segment Information for disaggregated revenue.

Service Revenues

Service revenues consist of auction and auction related fees for vehicles consigned to the Company by the seller and held at the Company's facilities. The Company does not take title to these consigned vehicles and records auction fees as revenue on a net basis because it has no influence on the vehicle auction selling price agreed to by the seller and the buyer at the auction. The buyer fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while the seller fees are typically fixed. The Company generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle. Greater than 90% of the Company’s revenue is generated at the time of auction as a result of the satisfaction of the seller and buyer performance obligations as described below.

The Company’s contracts with sellers are short-term in nature. The performance obligation contained within the Company's auction contracts for sellers is to facilitate the remarketing of salvage vehicles, including the inbound tow, processing, storage, titling, enhancing and sale at auction. These services are related to facilitating the sale of vehicles and are not distinct within the context of the contract. Accordingly, revenue for these services is recognized when the single performance obligation is satisfied at the point in time when the vehicle is sold through the auction process. Related costs are deferred and recognized at the time of sale.

The Company's contracts with buyers are short-term in nature and are generally established via purchase at auction, subject to standard terms and conditions. These contracts contain a single performance obligation, which is satisfied at the point in time when the vehicle is purchased through the auction process. Buyers also pay a fixed registration fee to access the auctions for a one-year term in addition to the fees paid upon purchase of a vehicle. The performance obligation to provide access to the auctions, associated with the registration, is satisfied ratably over the one-year contractual term of the buyer agreement. Accordingly, registration fee revenue is recognized ratably over the one-year contract term. The Company also offers other services to buyers such as transportation, storage, vehicle condition reporting, and other ancillary services. Revenue from such services is recognized in the period in which such services are provided.

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

There were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheets as of June 27, 2021 and December 27, 2020. For each of the Company's primary revenue streams, cash flows are consistent with the timing of revenue recognition.

For the three and six months ended June 27, 2021 and June 28, 2020, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material.
Note 3—Relationship with KAR and Related Entities
Prior to June 28, 2019, the Company was a subsidiary of KAR Auto Action Services, Inc. ("KAR"). On June 28, 2019, KAR completed the distribution of 100% of the issued and outstanding shares of common stock of IAA and IAA became an independent publicly-traded company.
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
The Company’s transactions with KAR were not material for the three and six months ended June 27, 2021 and June 28, 2020.
Note 4—Stock-Based Compensation Plans

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

Participants include any employee, director, independent contractor or consultant of IAA or any affiliate of IAA selected to receive awards under the 2019 OSIP, and, upon his or her death, his or her successors, heirs, executors and administrators, as the case may be. As of June 27, 2021, the number of common shares reserved and available for awards under the 2019 OSIP is 4,644,720, subject to adjustment made in accordance with the 2019 OSIP. Upon the occurrence of certain corporate events that affect the common stock, including but not limited to any extraordinary cash dividend, stock split, reorganization or other relevant change in capitalization, appropriate adjustments may be made with respect to the number of shares available for grants under the 2019 OSIP, the number of shares covered by outstanding awards and the maximum number of shares that may be granted to any participant.

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

The following table summarizes the Company's stock-based compensation expense by type of award granted under both the KAR plans and the 2019 OSIP (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Performance-based Restricted Stock Units	$0.8	$0.4	$1.2	$0.6
Restricted Stock Units and Awards	1.6	1.8	3.8	3.5
Stock Options	0.2	0.2	0.4	0.4
Total Stock-based Compensation Expense	$2.6	$2.4	$5.4	$4.5

The following table summarizes the stock-based awards granted by the Company to certain employees and non-employee directors in accordance with the 2019 OSIP during the three and six months ended June 27, 2021:

	Three Months Ended June 27, 2021		Six Months Ended June 27, 2021
	Number of Awards Granted	Weighted Average Grant Date Fair Value	Number of Awards Granted	Weighted Average Grant Date Fair Value
Performance-based Restricted Stock Units	229	$63.09	75,414	$63.71
Restricted Stock Awards	20,503	$63.09	20,503	$63.09
Restricted Stock Units	2,624	$63.09	101,867	$62.37

The PRSUs granted to certain executive officers and management of the Company vest at the end of a three-year performance period if and to the extent that the Company's three year average return on invested capital achieves certain specified goals. The Restricted Stock Awards granted by the Company to non-employee directors vest in four equal installments over a one year vesting term. The RSUs granted to certain executive officers and management of the Company are contingent upon continued employment and vest in three equal annual installments.
Note 5—Net Income Per Share
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

The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net income	$82.9	$33.2	$155.4	$77.9
Weighted average common shares outstanding	134.8	133.8	134.7	133.9
Effect of dilutive stock awards	0.5	0.8	0.6	1.0
Weighted average common shares outstanding and potential common shares	135.3	134.6	135.3	134.9
Net income per share
Basic	$0.61	$0.25	$1.15	$0.58
Diluted	$0.61	$0.25	$1.15	$0.58

The weighted number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities and awards subject to performance conditions which have not been fully satisfied at the end of the respective reporting periods:

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Anti-dilutive awards	0.1	0.4	0.1	0.3
Awards subject to performance conditions not fully satisfied	0.2	—	0.2	—
Total	0.3	0.4	0.3	0.3
Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	June 27, 2021	December 27, 2020
2021 Term Loan	$650.0	$—
2019 Term Loan	—	774.0
Notes	500.0	500.0
Total debt	1,150.0	1,274.0
Unamortized debt issuance costs	(14.4)	(22.0)
Current maturities of long-term debt	—	(4.0)
Long-term debt	$1,135.6	$1,248.0

Credit Facility

On June 28, 2019, the Company entered into a credit agreement (the “2019 Credit Agreement”), which provided for, among other things: (i) a seven-year senior secured term loan in an aggregate principal amount of $800 million (the "2019 Term Loan") and (ii) a five-year revolving credit facility in an aggregate principal amount of $225 million (the "2019 Revolving Credit Facility"). On May 1, 2020, the Company entered into an amendment to its 2019 Credit Agreement to increase the aggregate principal amount able to be borrowed under the 2019 Revolving Credit Facility by $136.0 million to $361.0 million. As of December 27, 2020, the interest rate per annum for the 2019 Term Loan was 2.44% and no borrowings were outstanding under the 2019 Revolving Credit Facility. The 2019 Credit Agreement was terminated on April 30, 2021.

On April 30, 2021, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto (the “2021 Credit Agreement”). The 2021 Credit Agreement provides for, among other things: (i) a senior secured term loan in an aggregate principal amount of $650 million (the "2021 Term Loan") and (ii) a senior secured revolving credit facility with revolving commitments in an aggregate principal amount of $525 million (the "2021 Revolving Credit Facility" and, together with the 2021 Term Loan, the "2021 Credit Facility"). Borrowing availability under the 2021 Revolving Credit Facility is subject to no default or event of default under the 2021 Credit Agreement having occurred at the time of borrowing. The proceeds of the 2021 Credit Facility were used, along with cash on hand, to repay in full all outstanding borrowings under the Company’s 2019 Term Loan under its 2019 Credit

Agreement. Future borrowings under the 2021 Revolving Credit Facility are expected to be used for the Company's ongoing working capital needs and general corporate purposes. The 2021 Credit Facility matures on April 30, 2026.

Borrowings under the 2021 Credit Agreement bear interest (i) from April 30, 2021 until the date the Company delivers its compliance certificate for the quarter ended September 26, 2021, at a rate equal to either, (A) at the Company’s option, the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1.00% (the “Base Rate”) for base rate borrowings, or (B) one-month LIBOR for eurodollar borrowings, in each case, plus an applicable margin of 0.75% with respect to Base Rate borrowings and 1.75% with respect to eurodollar borrowings and (ii) at all other times, (A) the Base Rate or (B) LIBOR, in each case plus an applicable margin ranging from 0.375% to 1.25% with respect to Base Rate borrowings and 1.375% to 2.25% with respect to eurodollar borrowings, in each case, depending on the Company’s Consolidated Net Leverage Ratio (as defined in the 2021 Credit Agreement). The 2021 Credit Agreement contains additional procedures for transition to a benchmark rate other than one-month LIBOR for eurodollar borrowings. The unused amount of the 2021 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% and 0.30% depending on the Company’s Consolidated Net Leverage Ratio.

As of June 27, 2021, the interest rate per annum for the 2021 Term Loan was 1.84%. As of June 27, 2021, no borrowings were outstanding under the 2021 Revolving Credit Facility.

The 2021 Credit Agreement requires the Company to comply with certain financial covenants, including a requirement that the Company’s Consolidated Net Leverage Ratio not exceed 4:00 to 1:00 as of the last day of any fiscal quarter, subject to certain exceptions for qualifying material acquisitions. Consolidated Net Leverage Ratio is defined as the ratio of Consolidated Total Debt (as defined in the 2021 Credit Agreement) to Consolidated EBITDA (as defined in the 2021 Credit Agreement). The 2021 Credit Agreement also contains other affirmative and negative covenants that are usual and customary for a senior secured credit agreement. The negative covenants include limitations on (i) the disposition of assets, (ii) mergers and acquisitions, (iii) restricted payments, including payment of future dividends, distributions and stock repurchases by the Company, (iv) the incurrence of additional indebtedness, (v) permitted acquisitions and investments and (vi) the incurrence of additional liens on property. The 2021 Credit Agreement includes customary events of default. The Company was in compliance with the covenants in the 2021 Credit Agreement at June 27, 2021.

During the three months ended June 27, 2021, the Company incurred debt issuance costs of $4.6 million in relation to the 2021 Credit Agreement which is included within the long-term debt line of the consolidated balance sheets, and recognized a loss of $10.3 million on early extinguishment of the 2019 Credit Facility which is included within the interest expense, net line of the consolidated statements of income.

Notes

On June 6, 2019, the Company issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027 (the “Notes”). The Notes mature on June 15, 2027. Interest on the Notes is due on June 15 and December 15 of each year and accrues at a rate of 5.500% per annum.

The Notes contain covenants which, among other things, limit the Company and its restricted subsidiaries’ ability to pay dividends on or make other distributions in respect of equity interests or make other restricted payments, make certain investments, incur liens on certain assets to secure debt, sell certain assets, consummate certain mergers or consolidations or sell all or substantially all assets, or designate subsidiaries as unrestricted. The Company was in compliance with the covenants at June 27, 2021.

Canadian Credit Facility

On July 7, 2020, the Company entered into a credit agreement which provided for a revolving credit facility in an aggregate principal amount of $10.0 million Canadian dollars (the "Canadian Credit Facility"). As of December 27, 2020, no amounts were outstanding under the Canadian Credit Facility. The Canadian Credit Facility was terminated on May 5, 2021.

Other

At June 27, 2021, the Company had outstanding letters of credit in the aggregate amount of $5.6 million which reduced the amount available for borrowings under the 2021 Revolving Credit Facility.

At December 27, 2020, the Company had outstanding letters of credit in the aggregate amount of $6.1 million which reduced the amount available for borrowings under the 2019 Revolving Credit Facility.

Fair Value of Debt
The estimated fair value of the Company's 2021 Term Loan approximated book value at June 27, 2021 as the interest rate on the 2021 Term Loan is variable in nature.
The estimated fair value of the Company's 2019 Term Loan as of December 27, 2020 was $770.1 million. The estimate of fair value was based on broker-dealer quotes and is considered a Level 2 fair value measurement in the fair value hierarchy.
The estimated fair value of the Company's Notes as of June 27, 2021 and December 27, 2020 was $523.2 million and $532.5 million, respectively. The estimates of fair value were based on broker-dealer quotes as of the respective dates and are considered Level 2 fair value measurements in the fair value hierarchy.
Note 7—Accounts Receivable

Components of accounts receivable, net were as follows (in millions):

	June 27, 2021	December 27, 2020
Advanced charges receivable	$245.2	$239.5
Trade accounts receivable	97.6	126.5
Other receivable	2.8	16.8
Accounts receivable, gross	345.6	382.8
Less: Allowance for credit losses	(7.6)	(8.0)
Accounts receivable, net	$338.0	$374.8

Note 8—Leases
The Company leases property, software, automobiles, trucks and trailers, pursuant to operating lease agreements. The Company also leases furniture, fixtures and equipment under finance leases. The leases have varying remaining lease terms with leases expiring through 2041, some of which include options to extend the leases.
The components of leases expense were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Operating lease cost	$37.5	$33.6	$73.3	$66.3

Finance lease cost:
Amortization of right-of-use assets	$2.9	$3.6	$6.2	$7.3
Interest on lease liabilities	0.2	0.3	0.4	0.5
Total finance lease cost	$3.1	$3.9	$6.6	$7.8

Supplemental cash flow information related to leases was as follows (in millions):

	Six Months Ended
	June 27, 2021	June 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$69.7	$63.8
Operating cash flows related to finance leases	$0.4	$0.5
Financing cash flows related to finance leases	$5.9	$7.5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$143.0	$116.7
Finance leases	$4.8	$8.3

Note 9—Acquisition
On June 18, 2021, the Company acquired Marisat, Inc. d/b/a Auto Exchange ("Auto Exchange"), a salvage auction provider located in New Jersey. The estimated acquisition date fair value of the total consideration was $7.3 million, which consisted of $2.0 million of cash, and the fair value of contingent consideration of $5.3 million, $2.0 million of which was paid at closing. The remaining $3.3 million of contingent consideration is payable over five years subject to the achievement of certain performance targets.
The Company has recorded provisional amounts for the fair value of contingent consideration and the acquired net assets associated with the transaction as the determination of their respective fair values has not been finalized. The purchase price was provisionally allocated to acquired customer relationships of $4.1 million and other acquired net assets of $0.7 million. The $2.5 million excess of the purchase price consideration over the estimated fair value of the acquired net assets was recognized as goodwill which reflects expected synergies resulting from adding Auto Exchange's products and processes to the Company's products and processes. The acquired goodwill is allocated to the United States segment and is deductible for tax purposes.
The results of Auto Exchange are included in the Company's financial statements since the date of acquisition and did not have a material impact on the Company's financial statements and related disclosures for the three and six months ended June 27, 2021. The costs incurred by the Company in connection with the Auto Exchange acquisition were not material.
Note 10—Fair Value Measurements
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

In November 2020, the Company entered into an agreement which grants the owner a right during fiscal years 2023 and 2024 to cause the Company to acquire certain assets (the "Put Option") for a price based on a pre-defined formula. The carrying value of this Put Option is reported at fair value each reporting period. The Company measured the fair value of the Put Option using a Monte Carlo simulation. Key assumptions used in the valuation include discount rate, volume volatility, risk-free interest rate, cash flow projections and other details specific to the Put Option. The estimated fair value of the Put Option was zero at both June 27, 2021 and December 27, 2020 and was categorized within Level 3 of the fair value hierarchy.

See Note 6 - Debt for fair value of debt.

Note 11—Commitments and Contingencies
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
Note 12—Segment Information
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

Financial information regarding the Company's reportable segments is set forth below as of and for the three and six months ended June 27, 2021 (in millions):

	Three Months Ended June 27, 2021			Six Months Ended June 27, 2021
	United States	International	Total	United States	International	Total
Revenues:
Service revenues	359.0	23.5	382.5	$691.4	$51.5	$742.9
Vehicle sales	34.0	28.6	62.6	59.9	65.8	125.7
Total revenues	393.0	52.1	445.1	751.3	117.3	868.6
Operating expenses:
Cost of services	182.7	14.9	197.6	360.8	33.2	394.0
Cost of vehicle sales	26.7	24.9	51.6	47.7	58.3	106.0
Selling, general and administrative	40.5	3.2	43.7	81.0	6.1	87.1
Depreciation and amortization	18.4	2.1	20.5	36.3	4.0	40.3
Total operating expenses	268.3	45.1	313.4	525.8	101.6	627.4
Operating profit	124.7	7.0	131.7	225.5	15.7	241.2
Interest expense, net	22.0	(0.1)	21.9	35.0	(0.1)	34.9
Other (income), net	(0.1)	(0.2)	(0.3)	(0.3)	(0.4)	(0.7)
Intercompany (income) expense	(2.1)	2.1	—	(4.4)	4.4	—
Income before income taxes	104.9	5.2	110.1	195.2	11.8	207.0
Income taxes	25.5	1.7	27.2	48.2	3.4	51.6
Net income	$79.4	$3.5	$82.9	$147.0	$8.4	$155.4
Total assets	$2,434.6	$238.1	$2,672.7	$2,434.6	$238.1	$2,672.7

Financial information regarding the Company's reportable segments is set forth below as of and for the three and six months ended June 28, 2020 (in millions):

	Three Months Ended June 28, 2020			Six Months Ended June 28, 2020
	United States	International	Total	United States	International	Total
Revenues:
Service revenues	246.5	18.3	264.8	551.5	47.3	598.8
Vehicle sales	19.4	12.6	32.0	35.5	29.1	64.6
Total revenues	265.9	30.9	296.8	587.0	76.4	663.4
Operating expenses:
Cost of services	146.6	12.3	158.9	331.6	30.5	362.1
Cost of vehicle sales	15.8	10.4	26.2	28.8	25.2	54.0
Selling, general and administrative	32.9	1.4	34.3	68.0	4.3	72.3
Depreciation and amortization	18.0	1.6	19.6	38.8	3.3	42.1
Total operating expenses	213.3	25.7	239.0	467.2	63.3	530.5
Operating profit	52.6	5.2	57.8	119.8	13.1	132.9
Interest expense, net	13.8	—	13.8	29.9	(0.1)	29.8
Other expense (income), net	—	0.1	0.1	(0.1)	(0.5)	(0.6)
Income before income taxes	38.8	5.1	43.9	90.0	13.7	103.7
Income taxes	11.0	(0.3)	10.7	23.8	2.0	25.8
Net income	$27.8	$5.4	$33.2	$66.2	$11.7	$77.9
Total assets	$2,084.7	$188.8	$2,273.5	$2,084.7	$188.8	$2,273.5

Note 13—Subsequent Events
On August 2, 2021, the Company’s Board of Directors authorized a share repurchase program under which the Company can repurchase up to $400.0 million (exclusive of fees and commissions) of shares of its common stock (the “Repurchase Program”). The Repurchase Program expires on August 3, 2026. The shares under the Repurchase Program may be repurchased through open market, privately negotiated transactions, accelerated share repurchase transactions or other means, including under plans complying with the provisions of Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and amount of common stock to be repurchased under this Repurchase Program will be subject to the discretion of the Company based upon market conditions and other opportunities the Company may have to deploy capital. The Repurchase Program does not obligate the Company to acquire any specific number of shares of its common stock, and the Repurchase Program may be suspended or discontinued at any time.

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

Our business in fiscal 2020 was significantly impacted due to lower vehicle assignment volume, primarily during the first half of fiscal 2020, as the stay-at-home orders executed in March 2020 significantly reduced the number of car accidents. Beginning in the second half of fiscal 2020, as certain economies began to re-open, we saw a gradual recovery in miles driven that has resulted in improved vehicle assignments. While improving through the first half of fiscal 2021, vehicles assignments continue to remain below pre-COVID-19 levels.

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
Acquisition
On June 18, 2021, we acquired Marisat, Inc. d/b/a Auto Exchange ("Auto Exchange"), a salvage auction provider located in New Jersey. The estimated acquisition date fair value of the total consideration was $7.3 million, which consisted of $2.0 million of cash, and the fair value of contingent consideration of $5.3 million, $2.0 million of which was paid at closing. The remaining $3.3 million of contingent consideration is payable over five years subject to the achievement of certain performance targets. See Note 9 - Acquisition in the notes to consolidated financial statements for additional information on this acquisition.
Share Repurchase Program
On August 2, 2021, our Board of Directors authorized a share repurchase program under which we can repurchase up to $400.0 million (exclusive of fees and commissions) of shares of our common stock (the “Repurchase Program”). The Repurchase Program expires on August 3, 2026. The shares under the Repurchase Program may be repurchased through open market, privately negotiated transactions, accelerated share repurchase transactions or other means, including under plans complying with the provisions of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The timing and amount of common stock to be repurchased under this Repurchase Program will be subject to the discretion of the Company based upon market conditions and other opportunities the Company may have to deploy capital. The Repurchase Program does not obligate us to acquire any specific number of shares, and the Repurchase Program may be suspended or discontinued at any time.
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

Results of Operations

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions, except per share data)	Jun 27, 2021	Jun 28, 2020	$	%	Jun 27, 2021	Jun 28, 2020	$	%
Revenues:
Service revenues	$382.5	$264.8	$117.7	44.4%	$742.9	$598.8	$144.1	24.1%
Vehicle sales	62.6	32.0	30.6	95.6%	125.7	64.6	61.1	94.6%
Total revenues	445.1	296.8	148.3	50.0%	868.6	663.4	205.2	30.9%
Operating expenses:
Cost of services	197.6	158.9	38.7	24.4%	394.0	362.1	31.9	8.8%
Cost of vehicle sales	51.6	26.2	25.4	96.9%	106.0	54.0	52.0	96.3%
Selling, general and administrative	43.7	34.3	9.4	27.4%	87.1	72.3	14.8	20.5%
Depreciation and amortization	20.5	19.6	0.9	4.6%	40.3	42.1	(1.8)	(4.3)%
Total operating expenses	313.4	239.0	74.4	31.1%	627.4	530.5	96.9	18.3%
Operating profit	131.7	57.8	73.9	127.9%	241.2	132.9	108.3	81.5%
Interest expense, net	21.9	13.8	8.1	58.7%	34.9	29.8	5.1	17.1%
Other (income) expense, net	(0.3)	0.1	(0.4)	NM*	(0.7)	(0.6)	(0.1)	NM*
Income before income taxes	110.1	43.9	66.2	150.8%	207.0	103.7	103.3	99.6%
Income taxes	27.2	10.7	16.5	154.2%	51.6	25.8	25.8	100.0%
Net income	$82.9	$33.2	$49.7	149.7%	$155.4	$77.9	$77.5	99.5%
Net income per share
Basic	$0.61	$0.25	$0.36	144.0%	$1.15	$0.58	$0.57	98.3%
Diluted	$0.61	$0.25	$0.36	144.0%	$1.15	$0.58	$0.57	98.3%
________________
* NM - Not meaningful
Service Revenues

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	Jun 27, 2021	Jun 28, 2020	$	%	Jun 27, 2021	Jun 28, 2020	$	%
United States	$359.0	$246.5	$112.5	45.6%	$691.4	$551.5	$139.9	25.4%
International	23.5	18.3	5.2	28.4%	51.5	47.3	4.2	8.9%
Total service revenues	$382.5	$264.8	$117.7	44.4%	$742.9	$598.8	$144.1	24.1%

Three Months Ended June 27, 2021 versus June 28, 2020
United States service revenues increased by $112.5 million due to a higher volume of vehicles sold, which increased by 24% due to higher miles driven as the United States segment is gradually recovering from the impact of the COVID-19 pandemic. In addition, United States service revenues also benefited from an increase in revenue per unit of 17%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and favorable industry dynamics.
International service revenues increased by $5.2 million due to a higher volume of vehicles sold, which increased by 5%, and an increase in revenue per unit of 23%, which resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and favorable industry dynamics.

Six Months Ended June 27, 2021 versus June 28, 2020
United States service revenues increased by $139.9 million due to a higher volume of vehicles sold, which increased by 5% due to higher miles driven as the United States segment is gradually recovering from the impact of the COVID-19 pandemic. In addition, United States service revenues also benefited from an increase in revenue per unit of 19%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and favorable industry dynamics.
International service revenues increased by $4.2 million due to an increase in revenue per unit of 25%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and favorable industry dynamics. This increase was partially offset by a lower volume of vehicles sold, which decreased by 13% as the International segment continues to be impacted by the COVID-19 pandemic.
Vehicle Sales

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	Jun 27, 2021	Jun 28, 2020	$	%	Jun 27, 2021	Jun 28, 2020	$	%
United States	$34.0	$19.4	$14.6	75.3%	$59.9	$35.5	$24.4	68.7%
International	28.6	12.6	16.0	127.0%	65.8	29.1	36.7	126.1%
Total vehicle sales	$62.6	$32.0	$30.6	95.6%	$125.7	$64.6	$61.1	94.6%

Three Months Ended June 27, 2021 versus June 28, 2020
United States vehicle sales increased by $14.6 million due to a higher volume of vehicles sold, which increased by 43%, primarily due to higher miles driven as the United States segment is gradually recovering from the impact of the COVID-19 pandemic. In addition, United States vehicle sales also benefited from an increase in revenue per unit sold of 22%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and favorable industry dynamics.

International vehicle sales increased by $16.0 million due to a higher volume of vehicles sold, which increased by 53% primarily due to the impact of a provider switching from a consignment model to a purchase vehicle model, and an increase in revenue per unit sold of 48%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and favorable industry dynamics.

Six Months Ended June 27, 2021 versus June 28, 2020
United States vehicle sales increased by $24.4 million due to a higher volume of vehicles sold, which increased by 24%, primarily due to higher miles driven as the United States segment is gradually recovering from the impact of the COVID-19 pandemic. In addition, United States vehicle sales also benefited from an increase in revenue per unit sold of 36%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and favorable industry dynamics.

International vehicle sales increased by $36.7 million due to higher volume of vehicles sold, which increased by 34% primarily due to the impact of a provider switching from a consignment model to a purchased vehicle model, and an increase in revenue per unit sold of 69%, which mainly resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and favorable industry dynamics.

Cost of Services

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	Jun 27, 2021	Jun 28, 2020	$	%	Jun 27, 2021	Jun 28, 2020	$	%
United States	$182.7	$146.6	$36.1	24.6%	$360.8	$331.6	$29.2	8.8%
International	14.9	12.3	2.6	21.1%	33.2	30.5	2.7	8.9%
Total cost of services	$197.6	$158.9	$38.7	24.4%	$394.0	$362.1	$31.9	8.8%

Three Months Ended June 27, 2021 versus June 28, 2020
United States cost of services increased by $36.1 million primarily due to a higher volume of vehicles sold, higher incentive-based compensation costs and higher occupancy costs.

International cost of services increased by $2.6 million due to a higher volume of vehicles sold, higher incentive-based compensation costs and higher occupancy costs.
Six Months Ended June 27, 2021 versus June 28, 2020
United States cost of services increased by $29.2 million primarily due to a higher volume of vehicles sold, higher incentive-based compensation costs and higher occupancy costs, partially offset by cost savings from adopting a fully-digital auction model.

International cost of services increased by $2.7 million due to higher incentive-based compensation costs and higher occupancy costs, partially offset by a lower volume of vehicles sold.

Cost of Vehicle Sales

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	Jun 27, 2021	Jun 28, 2020	$	%	Jun 27, 2021	Jun 28, 2020	$	%
United States	$26.7	$15.8	$10.9	69.0%	$47.7	$28.8	$18.9	65.6%
International	24.9	10.4	14.5	139.4%	58.3	25.2	33.1	131.3%
Total cost of vehicle sales	$51.6	$26.2	$25.4	96.9%	$106.0	$54.0	$52.0	96.3%

Three Months Ended June 27, 2021 versus June 28, 2020
United States cost of vehicle sales increased by $10.9 million due to higher volume and higher average purchase prices.

International cost of vehicle sales increased by $14.5 million primarily due to the impact of an international provider switching from a consignment model to a purchase vehicle model and higher average purchase prices.
Six Months Ended June 27, 2021 versus June 28, 2020
United States cost of vehicle sales increased by $18.9 million due to higher volume and higher average purchase prices.

International cost of vehicle sales increased by $33.1 million primarily due to the impact of an international provider switching from a consignment model to a purchase vehicle model and higher average purchase prices.

Selling, General and Administrative

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	Jun 27, 2021	Jun 28, 2020	$	%	Jun 27, 2021	Jun 28, 2020	$	%
United States	$40.5	$32.9	$7.6	23.1%	$81.0	$68.0	$13.0	19.1%
International	3.2	1.4	1.8	128.6%	6.1	4.3	1.8	41.9%
Total selling, general and administrative expenses	$43.7	$34.3	$9.4	27.4%	$87.1	$72.3	$14.8	20.5%

Three Months Ended June 27, 2021 versus June 28, 2020
United States selling, general and administrative expenses increased by $7.6 million primarily due to higher incentive-based compensation costs. These increases were partially offset by a $3.6 million decrease in bad debt expense in the second quarter of fiscal 2021.

International selling, general and administrative expenses increased by $1.8 million primarily due to higher compensation costs.

Six Months Ended June 27, 2021 versus June 28, 2020
United States selling, general and administrative expenses increased by $13.0 million primarily due to higher incentive-based compensation costs, a $2.7 million non-income, tax related accrual and a $3.8 million decrease in bad debt expense in the first half of fiscal 2021.

International selling, general and administrative expenses increased by $1.8 million primarily due to higher compensation costs.

Depreciation and Amortization

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	Jun 27, 2021	Jun 28, 2020	$	%	Jun 27, 2021	Jun 28, 2020	$	%
United States	$18.4	$18.0	$0.4	2.2%	$36.3	$38.8	$(2.5)	(6.4)%
International	2.1	1.6	0.5	31.3%	4.0	3.3	0.7	21.2%
Total depreciation and amortization	$20.5	$19.6	$0.9	4.6%	$40.3	$42.1	$(1.8)	(4.3)%

Three Months Ended June 27, 2021 versus June 28, 2020
Depreciation and amortization increased by $0.9 million as there were more intangible assets to amortize in both segments in the second quarter of fiscal 2021 compared to the prior year comparable period.
Six Months Ended June 27, 2021 versus June 28, 2020
Depreciation and amortization decreased by $1.8 million as there were fewer fixed assets to depreciate within the United States segment during the first six months of fiscal 2021.
Interest Expense
Three Months Ended June 27, 2021 versus June 28, 2020
Interest expense increased by $8.1 million as compared to the prior year period primarily due to the $10.3 million loss on early extinguishment of debt in conjunction with the refinancing of our credit facilities in April 2021, partially offset by lower interest rates on our floating rate debt.
Six Months Ended June 27, 2021 versus June 28, 2020
Interest expense increased by $5.1 million as compared to the prior year period primarily due to the $10.3 million loss on early extinguishment of debt in conjunction with the refinancing of our credit facilities in April 2021, partially offset by lower interest rates on our floating rate debt.
Liquidity and Capital Resources
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations and working capital. Our principal source of liquidity consists of cash generated by operations. Our 2021 Revolving Credit Facility (as defined below) provides another source of liquidity as needed.
Our cash flow is used to invest in new products and services, fund capital expenditures and working capital requirements and, coupled with borrowings under our 2021 Revolving Credit Facility, is expected to be adequate to satisfy our cash requirements, including those listed below, fund future acquisitions, and repurchase shares of our common stock, if any. Our ability to fund our cash requirements will depend on our ongoing ability to generate cash from operations and to access borrowings under our 2021 Revolving Credit Facility. We believe that our cash on hand, future cash from operations, borrowings available under our 2021 Revolving Credit Facility and access to the debt and capital markets will provide adequate resources to fund our operating and financing needs for the next twelve months and beyond.
Approximately $74.1 million of available cash was held by our foreign subsidiaries as of June 27, 2021. We do not currently expect to incur significant additional tax liabilities if funds held by our foreign subsidiaries were to be repatriated.
There have been no material changes to our cash requirements from known contractual and other obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020 filed with the Securities and Exchange Commission (the "SEC") on February 22, 2021 other than those described below:

Debt Service Obligations

On April 30, 2021, we entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto (the "2021 Credit Agreement"). The 2021 Credit Agreement provides for, among other things: (i) a senior secured term loan in an aggregate principal amount of $650 million (the "2021 Term Loan") and (ii) a senior secured revolving credit facility with revolving commitments in an aggregate principal amount of $525 million (the "2021 Revolving Credit Facility" and, together with the 2021 Term Loan, the “2021 Credit Facility”). Borrowing availability under the 2021 Revolving Credit Facility is subject to no default or event of default under the 2021 Credit Agreement having occurred at the time of borrowing. The proceeds of the 2021 Credit Facility, along with cash on hand, were used to repay in full the $774.0 million in outstanding borrowings under our prior seven-year senior secured term loan. The 2021 Credit Facility matures on April 30, 2026.

As of June 27, 2021, $650.0 million was outstanding under the 2021 Term Loan and no borrowings were outstanding under the 2021 Revolving Credit Facility. See Note 6 - Long-term Debt in the notes to consolidated financial statements for additional information on the 2021 Credit Facility and our outstanding indebtedness.
Capital Expenditures

Capital expenditures for the six months ended June 27, 2021 and June 28, 2020 were $57.8 million and $22.1 million, respectively. The increase in capital expenditures during the six months ended June 27, 2021 as compared to the prior year period was due to the timing of projects and a higher level of spend on real estate expansion and technology-based investments. Our capital expenditures during the six months ended June 27, 2021 primarily related to real estate development and technology-based investments, including improvements in information technology systems and infrastructure. Capital expenditures were funded primarily from cash flow from operations. We continue to invest in our core information technology capabilities and capacity expansion. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Acquisition
On June 18, 2021, we acquired Auto Exchange, a salvage auction provider located in New Jersey. The estimated acquisition date fair value of the total consideration was $7.3 million, which consisted of $2.0 million of cash, and the fair value of contingent consideration of $5.3 million, $2.0 million of which was paid at closing. The remaining $3.3 million of contingent consideration is payable over five years subject to the achievement of certain performance targets. See Note 9 - Acquisition in the notes to consolidated financial statements for additional information on this acquisition.
Summary of Cash Flows

	Six Months Ended
(in millions)	June 27, 2021	June 28, 2020	Change
Net cash provided by (used by):
Operating activities	$250.7	$217.3	$33.4
Investing activities	(62.7)	(22.0)	(40.7)
Financing activities	(140.5)	(54.7)	(85.8)
Effect of exchange rate on cash	1.8	(0.7)	2.5
Net increase in cash and cash equivalents	$49.3	$139.9	$(90.6)
Net cash flow provided by operating activities during the six months ended June 27, 2021 increased by $33.4 million as compared to the six months ended June 28, 2020. The increase in operating cash flow was primarily attributable to an increase in profitability, net of non-cash adjustments of $97.0 million and higher incentive-based compensation accruals. These increases were partially offset by changes in operating assets and liabilities as a result of the timing of collections from customers and other parties and the disbursement of funds to vehicle consignors, vendors and tax authorities.
Net cash used by investing activities was $62.7 million for the six months ended June 27, 2021 as compared to $22.0 million for the six months ended June 28, 2020. The increase in net cash used by investing activities was primarily due to an increase in cash used for capital expenditures during the six months ended June 27, 2021 and the acquisition of Auto Exchange in the second quarter of 2021. See "Capital Expenditures" and "Acquisition" above for additional information.

Net cash used by financing activities was $140.5 million for the six months ended June 27, 2021 as compared to $54.7 million for the six months ended June 28, 2020. The increase in net cash used by financing activities was primarily attributable to a $124.0 million net debt payment in connection with the refinancing of our credit facilities in the second quarter of 2021, partially offset by book overdrafts of $33.6 million in the prior year comparable period.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 27, 2021.
Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 27, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.    Legal Proceedings

See Note 11 - Commitments and Contingencies in the condensed notes to the unaudited consolidated financial statements for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 27, 2021, we acquired shares of our common stock held by one of our directors who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from the director and the average price paid per share for each month in the second quarter ended June 27, 2021 are as shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
March 29, 2021 - May 2, 2021	—	$—
May 3, 2021 - May 30, 2021	—	—
May 31, 2021 - June 27, 2021	227	53.95
Total	227	$53.95

Item 6.    Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.†	8-K	001-38580	2.1	6/28/2019
3.1	Amended and Restated Certificate of Incorporation of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.1	6/28/2019
3.2	Amended and Restated By-laws of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.2	6/28/2019
10.1	Credit Agreement, dated as of April 30, 2021, among IAA, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time party thereto	10-Q	001-38580	10.1	5/4/2021
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X*
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Condensed Notes to Consolidated Financial Statements					X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

IAA, Inc.
(Registrant)

Date:	August 3, 2021	/s/ John W. Kett
John W. Kett President and Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2021	/s/ Vance C. Johnston
Vance C. Johnston Executive Vice President, Chief Financial Officer (Principal Financial Officer)