Form 10-Q
period 2021-09-26
IAA, Inc.
filed 2021-11-02
CIK 1745041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of October 27, 2021, 134,846,182 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

IAA, Inc.

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward- looking statements. Such statements include statements regarding the expected benefits with respect to the acquisition of SYNETIQ Ltd.; the impact of COVID-19 on our business; our future growth; expectations regarding vehicle volume sales, results of operations and capital expenditures; and our continued investment in information technology. Such statements are based on management’s current expectations, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: uncertainties regarding ongoing surges of COVID-19 infections, including new more contagious and/or vaccine resistant variants, and the impact on the duration and severity of the COVID-19 pandemic and measures intended to reduce its spread, including the availability, rate of public acceptance and efficacy of COVID-19 vaccines; the loss of one or more significant vehicle suppliers or a reduction in significant volume from such suppliers; our ability to meet or exceed customers’ demand and expectations; significant current competition and the introduction of new competitors or other disruptive entrants in our industry; the risk that our facilities lack the capacity to accept additional vehicles and our ability to obtain land or renew/enter into new leases at commercially reasonable rates; our ability to effectively maintain or update information and technology systems; our ability to implement and maintain measures to protect against cyberattacks and comply with applicable privacy and data security requirements; our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements, including from our margin expansion plan; business development activities, including acquisitions and the integration of acquired businesses, and the risks that the anticipated benefits of any acquisitions may not be fully realized or take longer to realize than expected; risks related to the failure to obtain regulatory approvals related to the acquisition of SYNETIQ Ltd.; our expansion into markets outside the U.S. and the operational, competitive and regulatory risks facing our non-U.S. based operations; our reliance on subhaulers and trucking fleet operations; changes in used-vehicle prices and the volume of damaged and total loss vehicles we purchase; economic conditions, including fuel prices, commodity prices, foreign exchange rates and interest rate fluctuations; trends in new- and used-vehicle sales and incentives; and other risks and uncertainties identified in our filings with the Securities and Exchange Commission (the “SEC”), including under Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 22, 2021, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC, including subsequent Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
IAA, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Revenues:
Service revenues	$359.0	$301.5	$1,101.9	$900.3
Vehicle sales	61.7	36.5	187.4	101.1
Total revenues	420.7	338.0	1,289.3	1,001.4
Operating expenses:
Cost of services	198.4	170.9	592.4	533.0
Cost of vehicle sales	54.5	28.8	160.5	82.8
Selling, general and administrative	49.8	34.9	136.9	107.2
Depreciation and amortization	21.2	19.4	61.5	61.5
Total operating expenses	323.9	254.0	951.3	784.5
Operating profit	96.8	84.0	338.0	216.9
Interest expense, net	11.1	13.3	46.0	43.1
Other (income) expense, net	0.2	(0.2)	(0.5)	(0.8)
Income before income taxes	85.5	70.9	292.5	174.6
Income taxes	19.8	18.1	71.4	43.9
Net income	$65.7	$52.8	$221.1	$130.7
Net income per share:
Basic	$0.49	$0.39	$1.64	$0.98
Diluted	$0.49	$0.39	$1.63	$0.97

See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net income	$65.7	$52.8	$221.1	$130.7
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(4.1)	3.1	1.9	(2.6)
Comprehensive income	$61.6	$55.9	$223.0	$128.1
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Balance Sheets
(in millions, except per share amounts)

	September 26, 2021	December 27, 2020
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$286.1	$232.8
Accounts receivable, net of allowances of $8.3 and $8.0	406.6	374.8
Prepaid consigned vehicle charges	70.5	53.3
Other current assets	47.9	31.1
Total current assets	811.1	692.0
Non-current assets
Operating lease right-of-use assets, net of accumulated amortization of $236.1 and $163.9	988.8	866.8
Property and equipment, net of accumulated depreciation of $512.5 and $481.9	283.6	259.8
Goodwill	545.5	542.3
Intangible assets, net of accumulated amortization of $535.8 and $504.3	156.2	150.6
Other assets	27.5	17.4
Total non-current assets	2,001.6	1,836.9
Total assets	$2,812.7	$2,528.9

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$120.1	$122.6
Short-term right-of-use operating lease liability	87.9	78.1
Accrued employee benefits and compensation expenses	42.0	23.4
Current maturities of long-term debt	8.1	4.0
Other accrued expenses	75.9	54.4
Total current liabilities	334.0	282.5
Non-current liabilities
Long-term debt	1,128.0	1,248.0
Long-term right-of-use operating lease liability	954.3	836.6
Deferred income tax liabilities	72.6	65.7
Other liabilities	28.6	26.7
Total non-current liabilities	2,183.5	2,177.0
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.01 par value: authorized, 150.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: authorized, 750.0 shares; issued and outstanding, 134.8 shares at September 26, 2021 and 134.5 shares at December 27, 2020	1.3	1.3
Additional paid-in capital	14.8	12.0
Retained earnings	288.8	67.7
Accumulated other comprehensive loss	(9.7)	(11.6)
Total stockholders' equity	295.2	69.4
Total liabilities and stockholders' equity	$2,812.7	$2,528.9
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In millions)
(Unaudited)

	Three Months Ended September 26, 2021
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance at June 27, 2021	134.8	$1.3	$11.4	$223.1	$(5.6)	$230.2
Net income	—	—	—	65.7	—	65.7
Foreign currency translation adjustments, net of tax	—	—	—	—	(4.1)	(4.1)
Stock-based compensation expense	—	—	2.9	—	—	2.9
Common stock issued for the exercise and vesting of stock-based awards	—	—	0.2	—	—	0.2
Common stock issued for employee stock purchase plan	—	—	0.4	—	—	0.4
Withholding taxes on stock-based awards	—	—	(0.1)	—	—	(0.1)
Balance at September 26, 2021	134.8	$1.3	$14.8	$288.8	$(9.7)	$295.2

	Three Months Ended September 27, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' (Deficit) Equity
Balance at June 28, 2020	134.0	$1.3	$1.1	$(49.2)	$(20.6)	$(67.4)
Net income	—	—	—	52.8	—	52.8
Foreign currency translation adjustments, net of tax	—	—	—	—	3.1	3.1
Stock-based compensation expense	—	—	2.0	—	—	2.0
Common stock issued for the exercise and vesting of stock-based awards	0.4	—	6.1	—	—	6.1
Common stock issued for employee stock purchase plan	—	—	0.7	—	—	0.7
Withholding taxes on stock-based awards	—	—	(0.9)	—	—	(0.9)
Balance at September 27, 2020	134.4	$1.3	$9.0	$3.6	$(17.5)	$(3.6)
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In millions)
(Unaudited)

	Nine Months Ended September 26, 2021
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity (Deficit)
Balance at December 27, 2020	134.5	$1.3	$12.0	$67.7	$(11.6)	$69.4
Net income	—	—	—	221.1	—	221.1
Foreign currency translation adjustments, net of tax	—	—	—	—	1.9	1.9
Stock-based compensation expense	—	—	8.3	—	—	8.3
Common stock issued for the exercise and vesting of stock-based awards	0.4	—	0.6	—	—	0.6
Common stock issued for employee stock purchase plan	—	—	1.2	—	—	1.2
Withholding taxes on stock-based awards	(0.1)	—	(7.3)	—	—	(7.3)
Balance at September 26, 2021	134.8	$1.3	$14.8	$288.8	$(9.7)	$295.2

	Nine Months Ended September 27, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
Balance at December 29, 2019	133.6	$1.3	$3.5	$(127.1)	$(14.9)	$(137.2)
Net income	—	—	—	130.7	—	130.7
Foreign currency translation adjustments, net of tax	—	—	—	—	(2.6)	(2.6)
Stock-based compensation expense	—	—	6.5	—	—	6.5
Common stock issued for the exercise and vesting of stock-based awards	1.0	—	7.2	—	—	7.2
Common stock issued for employee stock purchase plan	—	—	0.7	—	—	0.7
Withholding taxes on stock-based awards	(0.2)	—	(8.9)	—	—	(8.9)
Balance at September 27, 2020	134.4	$1.3	$9.0	$3.6	$(17.5)	$(3.6)
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 26, 2021	September 27, 2020
Operating activities
Net income	$221.1	$130.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.5	61.5
Operating lease expense	113.0	100.7
Stock-based compensation	8.3	6.5
Provision for credit losses	0.7	3.8
Loss on extinguishment of debt	10.3	—
Amortization of debt issuance costs	2.6	3.1
Deferred income taxes	6.9	(0.6)
Gain on disposal of fixed assets	(0.4)	(0.5)
Changes in operating assets and liabilities, net of acquisitions:
Operating lease payments	(107.2)	(96.7)
Accounts receivable and other assets	(75.0)	1.4
Accounts payable and accrued expenses	41.6	55.3
Net cash provided by operating activities	283.4	265.2
Investing activities
Acquisition of business, net of cash acquired	(4.0)	—
Purchases of property, equipment and computer software	(80.0)	(41.9)
Proceeds from the sale of property and equipment	0.4	0.5
Other	(2.0)	—
Net cash used by investing activities	(85.6)	(41.4)
Financing activities
Net decrease in book overdrafts	—	(33.6)
Proceeds from debt issuance	650.0	—
Payments of long-term debt	(774.0)	(4.0)
Deferred financing costs	(4.8)	(2.9)
Finance lease payments	(9.0)	(11.4)
Issuance of common stock under stock plans	0.6	7.2
Proceeds from issuance of employee stock purchase plan shares	1.2	0.7
Tax withholding payments for vested RSUs	(7.3)	(8.9)
Payments of contingent consideration	(1.3)	(1.5)
Net cash used by financing activities	(144.6)	(54.4)
Effect of exchange rate changes on cash	0.1	(0.3)
Net increase in cash and cash equivalents	53.3	169.1
Cash and cash equivalents at beginning of period	232.8	47.1
Cash and cash equivalents at end of period	$286.1	$216.2
Cash paid for interest, net	$27.1	$34.5
Cash paid for taxes, net	$68.3	$44.3
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
Reclassification
"Revenues" reported in the consolidated statements of income and segment information footnote in the prior period financial statements for the three and nine months ended September 27, 2020 has been reclassified between "Service revenues" and "Vehicle sales" to conform to the current year's presentation.
"Cost of services" reported in the consolidated statements of income and segment information footnote in the prior period financial statements for the three and nine months ended September 27, 2020 has been reclassified between "Cost of services" and "Cost of vehicle sales" to conform to the current year's presentation.

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

There were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheets as of September 26, 2021 and December 27, 2020. For each of the Company's primary revenue streams, cash flows are consistent with the timing of revenue recognition.

For the three and nine months ended September 26, 2021 and September 27, 2020, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material.
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
The Company’s transactions with KAR were not material for the three and nine months ended September 26, 2021 and September 27, 2020.
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

Participants include any employee, director, independent contractor or consultant of IAA or any affiliate of IAA selected to receive awards under the 2019 OSIP, and, upon his or her death, his or her successors, heirs, executors and administrators, as the case may be. As of September 26, 2021, the number of common shares reserved and available for awards under the 2019 OSIP is 4,661,517, subject to adjustment made in accordance with the 2019 OSIP. Upon the occurrence of certain corporate events that affect the common stock, including but not limited to any extraordinary cash dividend, stock split, reorganization or other relevant change in capitalization, appropriate adjustments may be made with respect to the number of shares available for grants under the 2019 OSIP, the number of shares covered by outstanding awards and the maximum number of shares that may be granted to any participant.

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

The following table summarizes the Company's stock-based compensation expense by type of award granted under both the KAR plans and the 2019 OSIP (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Performance-based Restricted Stock Units	$0.9	$0.4	$2.1	$1.0
Restricted Stock Units and Awards	1.8	1.4	5.6	4.9
Stock Options	0.2	0.2	0.6	0.6
Total Stock-based Compensation Expense	$2.9	$2.0	$8.3	$6.5

The following table summarizes the stock-based awards granted by the Company to certain employees and non-employee directors in accordance with the 2019 OSIP during the three and nine months ended September 26, 2021:

	Three Months Ended September 26, 2021		Nine Months Ended September 26, 2021
	Number of Awards Granted	Weighted Average Grant Date Fair Value	Number of Awards Granted	Weighted Average Grant Date Fair Value
Performance-based Restricted Stock Units	1,410	$56.78	76,824	$63.58
Restricted Stock Awards	—	$—	20,503	$63.09
Restricted Stock Units	24,302	$56.78	126,169	$62.01

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

The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net income	$65.7	$52.8	$221.1	$130.7
Weighted average common shares outstanding	134.8	133.9	134.8	134.0
Effect of dilutive stock awards	0.5	0.9	0.5	1.0
Weighted average common shares outstanding and potential common shares	135.3	134.8	135.3	135.0
Net income per share
Basic	$0.49	$0.39	$1.64	$0.98
Diluted	$0.49	$0.39	$1.63	$0.97

The weighted number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities and awards subject to performance conditions which have not been fully satisfied at the end of the respective reporting periods:

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Anti-dilutive awards	—	0.4	—	0.3
Awards subject to performance conditions not fully satisfied	0.2	—	0.2	—
Total	0.2	0.4	0.2	0.3

Share Repurchase Program
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
The Company did not repurchase any shares pursuant to the Repurchase Program during the three months ended September 26, 2021.
Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	September 26, 2021	December 27, 2020
2021 Term Loan	$650.0	$—
2019 Term Loan	—	774.0
Notes	500.0	500.0
Total debt	1,150.0	1,274.0
Unamortized debt issuance costs	(13.9)	(22.0)
Current maturities of long-term debt	(8.1)	(4.0)
Long-term debt	$1,128.0	$1,248.0

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

As of September 26, 2021, the interest rate per annum for the 2021 Term Loan was 1.83%. As of September 26, 2021, no borrowings were outstanding under the 2021 Revolving Credit Facility. Subsequent to September 26, 2021, the Company borrowed $100.0 million under its 2021 Revolving Credit Facility. See Note 13 – Subsequent Events for additional information.

The 2021 Credit Agreement requires the Company to comply with certain financial covenants, including a requirement that the Company’s Consolidated Net Leverage Ratio not exceed 4:00 to 1:00 as of the last day of any fiscal quarter, subject to certain exceptions for qualifying material acquisitions. Consolidated Net Leverage Ratio is defined as the ratio of Consolidated Total Debt (as defined in the 2021 Credit Agreement) to Consolidated EBITDA (as defined in the 2021 Credit Agreement). The 2021 Credit Agreement also contains other affirmative and negative covenants that are usual and customary for a senior secured credit agreement. The negative covenants include limitations on (i) the disposition of assets, (ii) mergers and acquisitions, (iii) restricted payments, including payment of future dividends, distributions and stock repurchases by the Company, (iv) the incurrence of additional indebtedness, (v) permitted acquisitions and investments and (vi) the incurrence of additional liens on property. The 2021 Credit Agreement includes customary events of default. The Company was in compliance with the covenants in the 2021 Credit Agreement at September 26, 2021.

During the nine months ended September 26, 2021, the Company incurred debt issuance costs of $4.8 million in relation to the 2021 Credit Agreement which are included within the long-term debt line of the consolidated balance sheets, and recognized a loss of $10.3 million on early extinguishment of the 2019 Credit Facility which is included within the interest expense, net line of the consolidated statements of income.

Notes

On June 6, 2019, the Company issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027 (the “Notes”). The Notes mature on June 15, 2027. Interest on the Notes is due on June 15 and December 15 of each year and accrues at a rate of 5.500% per annum.

The Notes contain covenants which, among other things, limit the Company and its restricted subsidiaries’ ability to pay dividends on or make other distributions in respect of equity interests or make other restricted payments, make certain investments, incur liens on certain assets to secure debt, sell certain assets, consummate certain mergers or consolidations or sell all or substantially all assets, or designate subsidiaries as unrestricted. The Company was in compliance with the covenants at September 26, 2021.

Canadian Credit Facility

On July 7, 2020, the Company entered into a credit agreement which provided for a revolving credit facility in an aggregate principal amount of $10.0 million Canadian dollars (the "Canadian Credit Facility"). As of December 27, 2020, no amounts were outstanding under the Canadian Credit Facility. The Canadian Credit Facility was terminated on May 5, 2021.

Other

At September 26, 2021, the Company had outstanding letters of credit in the aggregate amount of $5.6 million which reduced the amount available for borrowings under the 2021 Revolving Credit Facility.

At December 27, 2020, the Company had outstanding letters of credit in the aggregate amount of $6.1 million which reduced the amount available for borrowings under the 2019 Revolving Credit Facility.

Fair Value of Debt
The estimated fair value of the Company's 2021 Term Loan approximated book value at September 26, 2021 as the interest rate on the 2021 Term Loan is variable in nature.
The estimated fair value of the Company's 2019 Term Loan as of December 27, 2020 was $770.1 million. The estimate of fair value was based on broker-dealer quotes and is considered a Level 2 fair value measurement in the fair value hierarchy.
The estimated fair value of the Company's Notes as of September 26, 2021 and December 27, 2020 was $524.5 million and $532.5 million, respectively. The estimates of fair value were based on broker-dealer quotes as of the respective dates and are considered Level 2 fair value measurements in the fair value hierarchy.
Note 7—Accounts Receivable

Components of accounts receivable, net were as follows (in millions):

	September 26, 2021	December 27, 2020
Advanced charges receivable	$291.8	$239.5
Trade accounts receivable	115.3	126.5
Other receivable	7.8	16.8
Accounts receivable, gross	414.9	382.8
Less: Allowance for credit losses	(8.3)	(8.0)
Accounts receivable, net	$406.6	$374.8
Note 8—Leases
The Company leases property, software, automobiles, trucks and trailers, pursuant to operating lease agreements. The Company also leases furniture, fixtures and equipment under finance leases. The leases have varying remaining lease terms with leases expiring through 2041, some of which include options to extend the leases.

The components of leases expense were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Operating lease cost	$39.7	$34.4	$113.0	$100.7

Finance lease cost:
Amortization of right-of-use assets	$3.0	$3.6	$9.2	$10.9
Interest on lease liabilities	0.2	0.2	0.6	0.7
Total finance lease cost	$3.2	$3.8	$9.8	$11.6

Supplemental cash flow information related to leases was as follows (in millions):

	Nine Months Ended
	September 26, 2021	September 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$107.2	$96.7
Operating cash flows related to finance leases	$0.6	$0.8
Financing cash flows related to finance leases	$9.0	$11.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$194.2	$153.0
Finance leases	$7.6	$11.5
Note 9—Acquisitions
On June 18, 2021, the Company acquired Marisat, Inc. d/b/a Auto Exchange ("Auto Exchange"), a salvage auction provider located in New Jersey. The estimated acquisition date fair value of the total consideration was $7.3 million, which consisted of $2.0 million of cash, and the fair value of contingent consideration of $5.3 million, $2.0 million of which was paid at closing. The remaining contingent consideration with a fair value of $3.3 million is payable over five years subject to the achievement of certain performance targets.
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
The results of Auto Exchange are included in the Company's financial statements since the date of acquisition and did not have a material impact on the Company's financial statements and related disclosures for the three and nine months ended September 26, 2021. The costs incurred by the Company in connection with the Auto Exchange acquisition were not material.

On October 26, 2021, the Company acquired SYNETIQ Ltd. (“SYNETIQ”), a leading integrated salvage and vehicle dismantling company in the United Kingdom, for £225.0 million (or $309.8 million). See Note 13 – Subsequent Events for additional information.
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

In November 2020, the Company entered into an agreement which grants the owner a right during fiscal years 2023 and 2024 to cause the Company to acquire certain assets (the "Put Option") for a price based on a pre-defined formula. The carrying value of this Put Option is reported at fair value each reporting period. The Company measured the fair value of the Put Option using a Monte Carlo simulation. Key assumptions used in the valuation include discount rate, volume volatility, risk-free interest rate, cash flow projections and other details specific to the Put Option. The estimated fair value of the Put Option was zero at both September 26, 2021 and December 27, 2020 and was categorized within Level 3 of the fair value hierarchy.

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

Intercompany (income) expense related to charges for services provided by the United States segment to the International segment are based on the benefits received. Such services are related to technology and other business support services.

Financial information regarding the Company's reportable segments is set forth below as of and for the three and nine months ended September 26, 2021 (in millions):

	Three Months Ended September 26, 2021			Nine Months Ended September 26, 2021
	United States	International	Total	United States	International	Total
Revenues:
Service revenues	336.5	22.5	359.0	$1,027.9	$74.0	$1,101.9
Vehicle sales	32.6	29.1	61.7	92.5	94.9	187.4
Total revenues	369.1	51.6	420.7	1,120.4	168.9	1,289.3
Operating expenses:
Cost of services	183.7	14.7	198.4	544.5	47.9	592.4
Cost of vehicle sales	29.2	25.3	54.5	76.9	83.6	160.5
Selling, general and administrative	46.4	3.4	49.8	127.4	9.5	136.9
Depreciation and amortization	19.1	2.1	21.2	55.4	6.1	61.5
Total operating expenses	278.4	45.5	323.9	804.2	147.1	951.3
Operating profit	90.7	6.1	96.8	316.2	21.8	338.0
Interest expense, net	11.1	—	11.1	46.1	(0.1)	46.0
Other (income), net	(0.2)	0.4	0.2	(0.5)	—	(0.5)
Intercompany (income) expense	(1.8)	1.8	—	(6.2)	6.2	—
Income before income taxes	81.6	3.9	85.5	276.8	15.7	292.5
Income taxes	19.0	0.8	19.8	67.2	4.2	71.4
Net income	$62.6	$3.1	$65.7	$209.6	$11.5	$221.1
Total assets	$2,573.1	$239.6	$2,812.7	$2,573.1	$239.6	$2,812.7

Financial information regarding the Company's reportable segments is set forth below as of and for the three and nine months ended September 27, 2020 (in millions):

	Three Months Ended September 27, 2020			Nine Months Ended September 27, 2020
	United States	International	Total	United States	International	Total
Revenues:
Service revenues	277.7	23.8	301.5	829.2	71.1	900.3
Vehicle sales	20.7	15.8	36.5	56.2	44.9	101.1
Total revenues	298.4	39.6	338.0	885.4	116.0	1,001.4
Operating expenses:
Cost of services	156.6	14.3	170.9	488.2	44.8	533.0
Cost of vehicle sales	15.7	13.1	28.8	44.5	38.3	82.8
Selling, general and administrative	32.5	2.4	34.9	100.5	6.7	107.2
Depreciation and amortization	17.7	1.7	19.4	56.5	5.0	61.5
Total operating expenses	222.5	31.5	254.0	689.7	94.8	784.5
Operating profit	75.9	8.1	84.0	195.7	21.2	216.9
Interest expense, net	13.3	—	13.3	43.2	(0.1)	43.1
Other expense (income), net	(0.3)	0.1	(0.2)	(0.4)	(0.4)	(0.8)
Income before income taxes	62.9	8.0	70.9	152.9	21.7	174.6
Income taxes	15.3	2.8	18.1	39.1	4.8	43.9
Net income	$47.6	$5.2	$52.8	$113.8	$16.9	$130.7
Total assets	$2,183.1	$205.7	$2,388.8	$2,183.1	$205.7	$2,388.8
Note 13—Subsequent Events
On October 26, 2021, IAA, through its indirect wholly owned subsidiary IAA International Holdings Limited, acquired SYNETIQ, a leading integrated salvage and vehicle dismantling company in the United Kingdom, to expand its footprint in the United Kingdom. The cash purchase price for SYNETIQ was £225.0 million (or $309.8 million), of which £185.8 million (or $255.8 million) was paid at closing. The remaining payment of £39.2 million (or $54.0 million) is contingent upon receipt of required approvals from the UK Competition and Markets Authority and is held in an escrow account. The purchase price is subject to working capital and other adjustments. The Company funded the acquisition with cash on hand and $100.0 million in borrowings under its 2021 Revolving Credit Facility.
Given the timing of the acquisition, the Company has not completed its purchase price allocation and determination of the fair value of assets acquired and liabilities assumed. During the twelve months ended September 30, 2021, SYNETIQ generated revenue of approximately £154 million (or $211 million). The operations of SYNETIQ will be included in the Company’s International segment from the date of acquisition.

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
COVID-19 Impact on our Business
Our business in fiscal 2020 was significantly impacted by the COVID-19 pandemic due to lower vehicle assignment volume, primarily during the first half of fiscal 2020, as the stay-at-home orders executed in March 2020 significantly reduced the number of car accidents. Beginning in the second half of fiscal 2020, as certain economies began to re-open, we saw a gradual recovery in miles driven that resulted in improved vehicle assignments. Miles driven continue to improve, but remained slightly below pre-COVID-19 levels. Similar to other companies, we have been facing challenges related to resource constraints which have negatively impacted our costs and may continue to do so in the future.

The extent to which the COVID-19 outbreak impacts our business and results of operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the actions to contain its impact, resurgences of COVID-19 or variants thereof that may continue to occur, the availability and public acceptance of vaccines for COVID-19, any delays or complications in vaccine production and distribution, the efficacy of vaccines for COVID-19 and how quickly and to what extent normal economic and operating conditions resume. We believe COVID-19 and the efforts taken to reduce its spread may continue to have a negative impact on our vehicle assignments through the remainder of fiscal 2021.
Acquisitions
On June 18, 2021, we acquired Marisat, Inc. d/b/a Auto Exchange ("Auto Exchange"), a salvage auction provider located in New Jersey. The estimated acquisition date fair value of the total consideration was $7.3 million, which consisted of $2.0 million of cash, and the fair value of contingent consideration of $5.3 million, $2.0 million of which was paid at closing. The remaining $3.3 million of contingent consideration is payable over five years subject to the achievement of certain performance targets. See Note 9 – Acquisitions in the notes to consolidated financial statements for additional information on this acquisition.

On October 26, 2021, we acquired SYNETIQ Ltd. (“SYNETIQ”), a leading integrated salvage and vehicle dismantling company in the United Kingdom. The cash purchase price for SYNETIQ was £225.0 million (or $309.8 million), of which £185.8 million (or $255.8 million) was paid at closing. The remaining payment of £39.2 million (or $54.0 million) is contingent upon receipt of required approvals from the UK Competition and Markets Authority (“CMA”) and is held in an escrow account. The purchase price is subject to working capital and other adjustments. See Note 13 – Subsequent Events in the notes to consolidated financial statements for additional information on this acquisition. During the last twelve months ended September 30, 2021, SYNETIQ generated revenue of approximately £154 million (or $211 million).
Share Repurchase Program
On August 2, 2021, our Board of Directors authorized a share repurchase program under which we can repurchase up to $400.0 million (exclusive of fees and commissions) of shares of our common stock (the “Repurchase Program”). The Repurchase Program expires on August 3, 2026. We have not repurchased any shares under the Repurchase Program. See Note 5 - Net Income Per Share in the notes to consolidated financial statements for additional information on the Repurchase Program.
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

Results of Operations

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions, except per share data)	Sep 26, 2021	Sep 27, 2020	$	%	Sep 26, 2021	Sep 27, 2020	$	%
Revenues:
Service revenues	$359.0	$301.5	$57.5	19.1%	$1,101.9	$900.3	$201.6	22.4%
Vehicle sales	61.7	36.5	25.2	69.0%	187.4	101.1	86.3	85.4%
Total revenues	420.7	338.0	82.7	24.5%	1,289.3	1,001.4	287.9	28.7%
Operating expenses:
Cost of services	198.4	170.9	27.5	16.1%	592.4	533.0	59.4	11.1%
Cost of vehicle sales	54.5	28.8	25.7	89.2%	160.5	82.8	77.7	93.8%
Selling, general and administrative	49.8	34.9	14.9	42.7%	136.9	107.2	29.7	27.7%
Depreciation and amortization	21.2	19.4	1.8	9.3%	61.5	61.5	—	—%
Total operating expenses	323.9	254.0	69.9	27.5%	951.3	784.5	166.8	21.3%
Operating profit	96.8	84.0	12.8	15.2%	338.0	216.9	121.1	55.8%
Interest expense, net	11.1	13.3	(2.2)	(16.5)%	46.0	43.1	2.9	6.7%
Other (income) expense, net	0.2	(0.2)	0.4	NM*	(0.5)	(0.8)	0.3	NM*
Income before income taxes	85.5	70.9	14.6	20.6%	292.5	174.6	117.9	67.5%
Income taxes	19.8	18.1	1.7	9.4%	71.4	43.9	27.5	62.6%
Net income	$65.7	$52.8	$12.9	24.4%	$221.1	$130.7	$90.4	69.2%
Net income per share
Basic	$0.49	$0.39	$0.10	25.6%	$1.64	$0.98	$0.66	67.3%
Diluted	$0.49	$0.39	$0.10	25.6%	$1.63	$0.97	$0.66	68.0%
________________
* NM - Not meaningful
Service Revenues

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	Sep 26, 2021	Sep 27, 2020	$	%	Sep 26, 2021	Sep 27, 2020	$	%
United States	$336.5	$277.7	$58.8	21.2%	$1,027.9	$829.2	$198.7	24.0%
International	22.5	23.8	(1.3)	(5.5)%	74.0	71.1	2.9	4.1%
Total service revenues	$359.0	$301.5	$57.5	19.1%	$1,101.9	$900.3	$201.6	22.4%

Three Months Ended September 26, 2021 versus September 27, 2020
United States service revenues increased by $58.8 million due to a higher volume of vehicles sold, which increased by 11% primarily resulting from higher miles driven due to the reopening of the United States economy. In addition, United States service revenues also benefited from an increase in revenue per unit of 9%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and higher used car prices.
International service revenues decreased by $1.3 million due to a lower volume of vehicles sold, which decreased by 12% as the International segment continues to be impacted by the COVID-19 pandemic. This decrease was partially offset by an increase in revenue per unit of 7%, which resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and higher used car prices.

Nine Months Ended September 26, 2021 versus September 27, 2020
United States service revenues increased by $198.7 million due to a higher volume of vehicles sold, which increased by 7% primarily resulting from higher miles driven due to the reopening of the United States economy. In addition, United States service revenues also benefited from an increase in revenue per unit of 16%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and higher used car prices.
International service revenues increased by $2.9 million due to an increase in revenue per unit of 19%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and higher used car prices. This increase was partially offset by a lower volume of vehicles sold, which decreased by 13% as the International segment continues to be impacted by the COVID-19 pandemic.
Vehicle Sales

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	Sep 26, 2021	Sep 27, 2020	$	%	Sep 26, 2021	Sep 27, 2020	$	%
United States	$32.6	$20.7	$11.9	57.5%	$92.5	$56.2	$36.3	64.6%
International	29.1	15.8	13.3	84.2%	94.9	44.9	50.0	111.4%
Total vehicle sales	$61.7	$36.5	$25.2	69.0%	$187.4	$101.1	$86.3	85.4%

Three Months Ended September 26, 2021 versus September 27, 2020
United States vehicle sales increased by $11.9 million due to a higher volume of vehicles sold, which increased by 71%, primarily resulting from an increase in vehicle purchases. This increase was partially offset by a decrease in revenue per unit sold of 8%, which primarily resulted from lower average selling prices due to the mix of vehicles sold.
International vehicle sales increased by $13.3 million due to a higher volume of vehicles sold, which increased by 55% primarily due to the impact of a provider switching from a consignment model to a purchased vehicle model, and an increase in revenue per unit sold of 19%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and higher used car prices.
Nine Months Ended September 26, 2021 versus September 27, 2020
United States vehicle sales increased by $36.3 million due to a higher volume of vehicles sold, which increased by 38%, primarily resulting from an increase in vehicle purchases. In addition, United States vehicle sales also benefited from an increase in revenue per unit sold of 19%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and higher used car prices.

International vehicle sales increased by $50.0 million due to a higher volume of vehicles sold, which increased by 39% primarily due to the impact of a provider switching from a consignment model to a purchased vehicle model, and an increase in revenue per unit sold of 52%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and higher used car prices.

Cost of Services

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	Sep 26, 2021	Sep 27, 2020	$	%	Sep 26, 2021	Sep 27, 2020	$	%
United States	$183.7	$156.6	$27.1	17.3%	$544.5	$488.2	$56.3	11.5%
International	14.7	14.3	0.4	2.8%	47.9	44.8	3.1	6.9%
Total cost of services	$198.4	$170.9	$27.5	16.1%	$592.4	$533.0	$59.4	11.1%

Three Months Ended September 26, 2021 versus September 27, 2020
United States cost of services increased by $27.1 million primarily due to higher costs relating to towing, wages, vehicle conditioning and occupancy mainly due to increased volume as well as increased costs to process vehicles.

International cost of services increased slightly by $0.4 million primarily due to higher vehicle processing costs, partially offset by a lower volume of vehicles sold.
Nine Months Ended September 26, 2021 versus September 27, 2020
United States cost of services increased by $56.3 million primarily due to a higher volume of vehicles sold and higher costs relating to towing, wages, incentive compensation, occupancy and vehicle conditioning. These increases were partially offset by cost savings from adopting a fully-digital auction model.

International cost of services increased by $3.1 million due to higher towing and occupancy costs, partially offset by a lower volume of vehicles sold.

Cost of Vehicle Sales

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	Sep 26, 2021	Sep 27, 2020	$	%	Sep 26, 2021	Sep 27, 2020	$	%
United States	$29.2	$15.7	$13.5	86.0%	$76.9	$44.5	$32.4	72.8%
International	25.3	13.1	12.2	93.1%	83.6	38.3	45.3	118.3%
Total cost of vehicle sales	$54.5	$28.8	$25.7	89.2%	$160.5	$82.8	$77.7	93.8%

Three Months Ended September 26, 2021 versus September 27, 2020
United States cost of vehicle sales increased by $13.5 million due to a higher volume of vehicles sold and higher average purchase prices due to the mix of vehicles sold.

International cost of vehicle sales increased by $12.2 million primarily due to the impact of an international provider switching from a consignment model to a purchase vehicle model and higher average purchase prices.
Nine Months Ended September 26, 2021 versus September 27, 2020
United States cost of vehicle sales increased by $32.4 million due to a higher volume of vehicles sold and higher average purchase prices due to the mix of vehicles sold.

International cost of vehicle sales increased by $45.3 million primarily due to the impact of an international provider switching from a consignment model to a purchase vehicle model and higher average purchase prices.

Selling, General and Administrative

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	Sep 26, 2021	Sep 27, 2020	$	%	Sep 26, 2021	Sep 27, 2020	$	%
United States	$46.4	$32.5	$13.9	42.8%	$127.4	$100.5	$26.9	26.8%
International	3.4	2.4	1.0	41.7%	9.5	6.7	2.8	41.8%
Total selling, general and administrative expenses	$49.8	$34.9	$14.9	42.7%	$136.9	$107.2	$29.7	27.7%

Three Months Ended September 26, 2021 versus September 27, 2020
United States selling, general and administrative expenses increased by $13.9 million primarily due to higher employee costs relating to headcount and incentive-based compensation, and higher other costs relating to professional services, information technology and severance.

International selling, general and administrative expenses increased by $1.0 million primarily due to higher employee costs relating to headcount.

Nine Months Ended September 26, 2021 versus September 27, 2020
United States selling, general and administrative expenses increased by $26.9 million primarily due to higher employee costs relating to incentive-based compensation and headcount, higher other costs relating to professional services, information technology and severance, and a $2.7 million non-income, tax related accrual, partially offset by a $3.2 million decrease in bad debt expense compared to the prior year period.

International selling, general and administrative expenses increased by $2.8 million primarily due to higher employee costs relating to headcount.

Depreciation and Amortization

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	Sep 26, 2021	Sep 27, 2020	$	%	Sep 26, 2021	Sep 27, 2020	$	%
United States	$19.1	$17.7	$1.4	7.9%	$55.4	$56.5	$(1.1)	(1.9)%
International	2.1	1.7	0.4	23.5%	6.1	5.0	1.1	22.0%
Total depreciation and amortization	$21.2	$19.4	$1.8	9.3%	$61.5	$61.5	$—	—%

Three Months Ended September 26, 2021 versus September 27, 2020
Depreciation and amortization increased by $1.8 million as there were more intangible assets to amortize in both segments in the third quarter of fiscal 2021 compared to the prior year comparable period.
Nine Months Ended September 26, 2021 versus September 27, 2020
Depreciation and amortization was $61.5 million for both periods.
Interest Expense
Three Months Ended September 26, 2021 versus September 27, 2020
Interest expense decreased by $2.2 million as compared to the prior year period due to a lower average debt balance and lower interest rates on our floating rate debt.
Nine Months Ended September 26, 2021 versus September 27, 2020
Interest expense increased by $2.9 million as compared to the prior year period due to the $10.3 million loss on early extinguishment of debt in conjunction with the refinancing of our credit facilities in April 2021, partially offset by lower interest rates on our floating rate debt and a lower average debt balance.
Income Taxes
Three Months Ended September 26, 2021 versus September 27, 2020
The effective tax rate was 23.2% for the three months ended September 26, 2021 as compared to 25.5% for the three months     ended September 27, 2020. The effective tax rate for the three months ended September 26, 2021 was favorably impacted by certain discrete tax items of $1.1 million associated with tax optimization initiatives, and the effective tax rate for the three months ended September 27, 2020 was adversely impacted by certain other discrete tax items of $0.5 million.
Nine Months Ended September 26, 2021 versus September 27, 2020
The effective tax rate was 24.4% for the nine months ended September 26, 2021 as compared to 25.1% for the nine months     ended September 27, 2020.
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
Approximately $75.1 million of available cash was held by our foreign subsidiaries as of September 26, 2021. We do not currently expect to incur significant additional tax liabilities if funds held by our foreign subsidiaries were to be repatriated.
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

As of September 26, 2021, $650.0 million was outstanding under the 2021 Term Loan and no borrowings were outstanding under the 2021 Revolving Credit Facility. See Note 6 - Long-term Debt in the notes to consolidated financial statements for additional information on the 2021 Credit Facility and our outstanding indebtedness.

On October 26, 2021, we borrowed $100.0 million under our 2021 Revolving Credit Facility to fund the SYNETIQ acquisition. See “Executive Overview” above and Note 13 – Subsequent Events in the notes to consolidated financial statements for additional information on this acquisition.
Capital Expenditures
Capital expenditures for the nine months ended September 26, 2021 and September 27, 2020 were $80.0 million and $41.9 million, respectively. The increase in capital expenditures during the nine months ended September 26, 2021 as compared to the prior year period was due to the timing of projects and a higher level of spend on technology-based investments. Our capital expenditures during the nine months ended September 26, 2021 primarily related to real estate development and technology-based investments, including improvements in information technology systems and infrastructure. Capital expenditures were funded primarily from cash flow from operations. We continue to invest in our core information technology capabilities and capacity expansion. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Acquisitions
On June 18, 2021, we acquired Auto Exchange, a salvage auction provider located in New Jersey. The estimated acquisition date fair value of the total consideration was $7.3 million, which consisted of $2.0 million of cash, and the fair value of contingent consideration of $5.3 million, $2.0 million of which was paid at closing. The remaining $3.3 million of contingent consideration is payable over five years subject to the achievement of certain performance targets. See Note 9 – Acquisitions in the notes to consolidated financial statements for additional information on this acquisition.
On October 26, 2021, we acquired SYNETIQ, a leading integrated salvage and vehicle dismantling company in the United Kingdom. The cash purchase price for SYNETIQ was £225.0 million (or $309.8 million), of which £185.8 million (or $255.8 million) was paid at closing. The remaining payment of £39.2 million (or $54.0 million) is contingent upon receipt of required approvals from CMA and is held in an escrow account. The purchase price is subject to working capital and other adjustments. We funded the acquisition with cash on hand and $100.0 million in borrowings under our 2021 Revolving Credit Facility. See “Executive Overview” above and Note 13 – Subsequent Events in the notes to consolidated financial statements for additional information on this acquisition.

Summary of Cash Flows

	Nine Months Ended
(in millions)	September 26, 2021	September 27, 2020	Change
Net cash provided by (used by):
Operating activities	$283.4	$265.2	$18.2
Investing activities	(85.6)	(41.4)	(44.2)
Financing activities	(144.6)	(54.4)	(90.2)
Effect of exchange rate on cash	0.1	(0.3)	0.4
Net increase in cash and cash equivalents	$53.3	$169.1	$(115.8)
Net cash flow provided by operating activities during the nine months ended September 26, 2021 increased by $18.2 million as compared to the nine months ended September 27, 2020. The increase in operating cash flow was primarily attributable to an increase in profitability, net of non-cash adjustments of $118.8 million and higher incentive-based compensation accruals. These increases were partially offset by changes in operating assets and liabilities as a result of the timing of collections from customers and other parties and the disbursement of funds to vehicle consignors and vendors.
Net cash used by investing activities was $85.6 million for the nine months ended September 26, 2021 as compared to $41.4 million for the nine months ended September 27, 2020. The increase in net cash used by investing activities was primarily due to an increase in cash used for capital expenditures during the nine months ended September 26, 2021 and the acquisition of Auto Exchange in the second quarter of 2021. See "Capital Expenditures" and "Acquisitions" above for additional information.
Net cash used by financing activities was $144.6 million for the nine months ended September 26, 2021 as compared to $54.4 million for the nine months ended September 27, 2020. The increase in net cash used by financing activities was primarily attributable to a $124.0 million net debt payment in connection with the refinancing of our credit facilities in the second quarter of 2021, partially offset by book overdrafts of $33.6 million in the prior year comparable period.
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

For further information about recently issued accounting pronouncements, see Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 26, 2021.
Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 26, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.    Legal Proceedings

See Note 11 - Commitments and Contingencies in the condensed notes to consolidated financial statements for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
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

Item 6.    Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.†	8-K	001-38580	2.1	6/28/2019
3.1	Amended and Restated Certificate of Incorporation of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.1	6/28/2019
3.2	Amended and Restated By-laws of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.2	6/28/2019
10.1	Employment Agreement, dated September 1, 2021, by and between IAA, Inc. and Susan Healy	8-K	001-38580	10.1	8/24/2021
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X*
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Condensed Notes to Consolidated Financial Statements					X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

IAA, Inc.
(Registrant)

Date:	November 2, 2021	/s/ John W. Kett
John W. Kett President and Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2021	/s/ Susan Healy
Susan Healy Executive Vice President, Chief Financial Officer (Principal Financial Officer)