Form 10-K
period 2022-01-02
IAA, Inc.
filed 2022-02-28
CIK 1745041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was $7,362,695,560 at June 25, 2021, the last business day of the registrant's most recently completed second fiscal quarter.
As of February 16, 2022, 134,385,539 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
Documents Incorporated by Reference
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant's Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant's fiscal year ended January 2, 2022.

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

PART I
Item 1.    Description of Our Business
Unless the context suggests otherwise, all references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” or “our,” refer to IAA, Inc. and its subsidiaries on a consolidated basis.
Our Company and Business Segments
We are a leading global digital marketplace connecting vehicle buyers and sellers. Leveraging leading-edge technology and focusing on innovation, our unique platform facilitates the marketing and sale of total-loss, damaged and low-value vehicles for a full spectrum of sellers. Headquartered in Westchester, IL, our company has two operating segments: United States and International. We maintain operations in the United States, which make up the United States segment and operations in Canada and the United Kingdom, which make up the International segment. We have more than 200 facilities across both business segments. These two operating segments also represent our two reportable segments. These segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results. See Note - 15 - Segment Information in the notes to consolidated financial statements for additional information. Discussions throughout which refer to "North America" or "North American" include the combination of United States segment and operations in Canada from the International segment.
We serve a global buyer base and a full spectrum of sellers, including insurance companies, dealerships, fleet lease and rental car companies, and charitable organizations. We offer sellers a comprehensive suite of services aimed at maximizing vehicle value, reducing administrative costs, shortening selling cycle time and delivering the highest economic returns. Our products provide global buyers with the vehicles they need to, among other things, fulfill their vehicle rebuild requirements, replacement part inventory or scrap demand. We provide global buyers with multiple bidding/buying digital channels, innovative vehicle merchandising, efficient evaluation services and online bidding tools, enhancing the overall purchasing experience.
Our Corporate History and Our Separation from KAR Auction Services, Inc. ("KAR")
IAA entered the vehicle salvage business in 1982, and first became a public company in 1991. After growing through a series of acquisitions, IAA was acquired by two private equity firms in 2005. The two private equity firms and certain members of IAA management contributed IAA to KAR in 2007.
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
2021 Highlights and Developments
The COVID-19 Pandemic
The coronavirus pandemic ("COVID-19") has severely impacted, and continues to impact, worldwide economic activities. Following stay-at-home orders and other mandates implemented by federal, state and local governments in mid-March 2020, miles driven declined significantly and reduced the supply of salvage vehicle assignments. This decline in volume significantly impacted our business in fiscal 2020 and, to a lesser extent, in fiscal 2021. Even with improvement in miles driven and vehicle assignments beginning in the second half of 2020 and continuing through fiscal 2021, miles driven remain slightly lower than pre-COVID-19 levels. In addition, labor, towing and other transportation shortages have increased our associated costs and we expect they will continue to do so at least in the near term. We believe COVID-19 and the efforts taken to reduce its spread may continue to have a negative impact on our business in fiscal 2022.
Acquisitions
On October 26, 2021, we acquired SYNETIQ Ltd. ("SYNETIQ"), a leading integrated salvage and vehicle dismantling company in the United Kingdom, providing services at every stage of the salvage journey, from salvage, sale, dismantling and parts sales to scrappage. This transaction is currently undergoing review by the U.K. Competition and Markets Authority (the "CMA"). The results of operations of SYNETIQ are included in our International segment from the date of acquisition.
On June 18, 2021, we acquired Marisat, Inc. d/b/a Auto Exchange ("Auto Exchange"), a salvage auction provider located in New Jersey, to expand our physical presence in New Jersey and allow us to further serve the growing needs of the customers in the area. The results of operations of Auto Exchange are included in our United States segment from the date of acquisition.

Our Operations, Products and Services
We generate a significant portion of our revenue from auction fees and related services associated with our salvage auctions. Approximately two-thirds of our revenue is earned from buyers. We charge fees to buyers for each vehicle purchased based on a tiered structure that increases with the sales price of the vehicle as well as fees for additional services such as storage, transportation, and vehicle condition reporting. We also charge buyers a fixed registration fee to access auctions. Approximately one-third of our revenue is earned from vehicle suppliers or sellers. We charge vehicle sellers an agreed-upon processing and service fees to facilitate the remarketing of salvage vehicles, including the inbound tow, processing, storage, titling, enhancing and sale at auction.
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
Our operating expenses consist of cost of services, cost of vehicle sales, selling, general and administrative and depreciation and amortization. Cost of services is comprised of payroll and related costs, subcontract services, supplies, insurance, property taxes, utilities, service contract claims, maintenance and lease expense related to the auction sites. Cost of vehicle sales represents the cost of vehicles purchased. Cost of services and vehicle sales excludes depreciation and amortization. Selling, general and administrative expenses are comprised of, among other things, payroll and related costs, sales and marketing, information technology services and professional fees.
We offer a comprehensive suite of auction, logistics and vehicle-processing services as part of our ability to increasingly function as a “one-stop shop” for vehicle sellers and buyers within IAA’s global digital marketplace. Our integrated products and services aim to maximize the value of vehicles while lowering administrative costs and creating a frictionless customer experience throughout vehicle assignment, transport, inventory management, merchandising and sale.
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
We have developed proprietary web-based information systems such as Automated Salvage Auction Processing system (ASAP) for the United States segment and VISion for the International segment to streamline all aspects of our operations and centralize operational data collection. These systems provide sellers with 24-hour online access to powerful tools to manage the salvage disposition process, including inventory management, sales price analysis and electronic data interchange of titling information. Our unique digital marketplace, combined with our unique merchandising platform (IAA Interact™), provides buyers detailed information and optionality in how they bid and buy, which are key differentiators of our service offering and helps sellers achieve the highest selling price on a given vehicle. Leveraging leading-edge technology and focusing on innovation, we processed approximately 2.3 million total loss, damaged and low-value vehicles in fiscal 2021.
In addition, we also offer products and services to:
•expedite the process of vehicle pick-up, towing and assignment
•transport vehicles inbound to or outbound from our facilities
•optimize the organization and management of inventory
•merchandize vehicles to engage buyers with detailed vehicle information
•facilitate the digital sale of vehicles to a global audience

The following table sets forth our selected products and services:

Selected Products and Services	Description
Catastrophe (CAT) Services™	Industry-leading strategic catastrophe response service focused on real estate capacity, operational execution, transportation logistics and vehicle merchandising and selling.
CSAToday®	Online reporting and analysis tool that gives seller customers the ability to manage their vehicle assets and monitor salvage performance.
IAA AuctionNow™	Our digital auction bidding and buying solution, which features inventory located at physical branches and offsite to a global buyer audience.
IAA Buy Now™	Provides a unit for sale for a specific price using analytical data between scheduled auctions.
IAA Inspection Services®	Provides a technology-based system for remote vehicle inspections and appraisals.
IAA Interact™	Merchandising platform combining imagery, information, personalization and efficiency.
IAA Loan Payoff™	Mitigates the time-consuming process of managing a total loss claim requiring loan payoff and title release.
IAA Market Value™	A solution for seller customers looking to estimate the values of their vehicles based on user-provided information and historical auction data.
IAA Timed Auctions™	Offers a unit for sale for a specified period of time, allowing for competitive bidding and sale prior to a scheduled auction.
IAA Title Services®	Full suite of title solutions services that facilitates title documentation, settlement and the title retrieval process.
IAA Tow App™	Mobile dispatch solution that assists the tow network.
IAA Transport™	An integrated shipping solution allowing buyers to schedule shipment of vehicles during the checkout process.
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
(ii) Miles Driven
The salvage vehicle marketplace is directly impacted by the number of miles driven. The significant decline in miles driven resulting from the COVID-19 pandemic-related stay-at home orders that were executed in mid-March of fiscal 2020 across North America and the United Kingdom translated into a reduction in the number of car accidents and, in turn, a reduction in vehicle assignment volumes in our marketplace. Beginning in the second half of fiscal 2020, as certain economies began to re-open, we saw a gradual recovery in miles driven throughout fiscal 2021 that resulted in improved vehicle assignments. Miles driven continue to improve, but remain slightly below pre-COVID-19 levels.
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
Customers
We obtain our supply of vehicles from insurance companies, used vehicle dealers, rental car and fleet leasing companies, auto lenders and charitable organizations, among others. We have established long-term relationships with virtually all of the major automobile insurance companies in the markets we serve. The vast majority of the vehicles we process are on a consignment basis. The buyers of damaged and total loss vehicles include automotive body shops, rebuilders, used car dealers, automotive wholesalers, exporters, dismantlers, recyclers, brokers, and where allowed, non-licensed (public) buyers, among others. Approximately two-thirds of our revenue is earned from buyers and one-third of our revenue is earned from vehicle suppliers or sellers. During fiscal 2021, approximately 40% of our revenues were associated with vehicles supplied by our three largest insurance customers in the United States segment.
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
Competitive Conditions
In our industry, we compete for sellers who supply vehicles to run through our auctions, and for buyers globally to bid on and purchase those vehicles. To attract sellers to use our global digital marketplace over that of our competitors, among other competitive areas, we focus on the following: providing industry-leading innovative products and services aimed at increasing the proportion of the vehicle processing function as a “one-stop-shop” for sellers in a manner that enhances customer integration with us; delivering a consistent high-satisfaction customer experience; maintaining a broad real estate footprint and capacity to meet market demand for storing and handling their vehicles; and delivering high value through sales results and competitive fee structures.

Similarly, to attract buyers to our global digital marketplace, among other products and services, we offer state of the art merchandising technology that provides additional information, imagery and detail for each auctioned vehicle, thereby increasing buyer confidence and trust. We also offer a full spectrum of transportation services which help to further streamline the purchasing process for buyers, allowing them to schedule and pay for transportation of vehicles within IAA’s system. IAA's customized bidding and purchasing experience, flexible bidding and buying channels provide buyers with multiple ways to procure vehicles.
Our principal competitors include Copart, Inc., Total Resource Auctions, a subsidiary of Cox Enterprises, Inc., independent auctions and a limited number of used vehicle auctions that regularly remarket damaged and total loss vehicles. Additionally, some dismantlers of damaged and total loss vehicles and Internet-based companies also enter the market from time to time. While most insurance companies have abandoned or reduced efforts to sell damaged and total loss vehicles without the use of service providers such as us, they may in the future decide to dispose of their vehicles directly to end users. See "Our market position and competitive advantage could be threatened by our competitors and/or disruptive new entrants" included in Item 1A, Risk Factors for additional information.
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
Broaden Our Service Offering to Deepen Strategic Relationships
Our market-leading Total Loss Solutions® provides insurance companies with end-to-end outsourced solutions for the portion of the claims process prior to total loss determination and assignment to a salvage vehicle auction, which allows the insurance companies to reduce cycle time and cost, while improving employee engagement and customer service and ultimately increasing policyholder retention. Our IAA Loan Payoff product mitigates the time-consuming process of managing a total loss claim requiring loan payoff and title release. Our integration with Fastlane’s LossExpress™ solution expands our lender coverage to nearly all for total loss claims through our Loan Payoff portal. Our integration with Dealertrack’s Dealertrack Accelerated Title® solution expedites the total loss settlement and lien payoff process digitally and expands access to vehicle titles for all parties. We continue to add additional innovative services and capabilities to our leading end-to-end solutions.
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
We are also shortening the time it takes a vehicle to move through the auction process through our operational efficiency efforts and service offerings like IAA Total Loss Solutions® and IAA Loan Payoff. The shortened auction process timeline further improves the service we provide our customers, reduces depreciation on vehicle values, and also improves our operating margins by making our real estate usage more efficient. We also continuously analyze our vehicle storage process in order to optimize our real estate usage and our ability to process more volume without incurring incremental costs. We have further deployed additional digital tools into our yard operations to increase the efficiency of the vehicle check-in, title, inventory and sale processes. Consistent with the economy generally, we have recently experienced labor, towing and other transportation shortages, which have resulted in an increase in associated costs. We are focused on leveraging our strong and longstanding towing partnerships, bringing in additional resources, leveraging our Tow App and piloting new technology to mitigate the impact of labor, towing and other transportation shortages. As a result, in the near-term, we may experience higher costs related to labor, towing and transportation, which may delay our ability reduce costs in these areas
Continue to Innovate and Enhance Data Analytics Capabilities
Our products deliver enhanced economic benefits to our customers by increasing transparency and reducing cycle time and friction throughout the process. We continue to broaden our product portfolio by investing in the development of innovative solutions that further improve our customers’ results.
Using our data analytics expertise, we can provide better tools for both sellers and buyers to be better informed and make confident decisions to improve their results and satisfaction.

Expand Internationally in Attractive Markets
For the year ended January 2, 2022, approximately 15% of our revenues were generated outside of the United States, and we are in the process of establishing or continuing to build operations in key geographic markets. On October 26, 2021, we acquired SYNETIQ as described above under "2021 Highlights and Developments."
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
Compliance with these regulations and laws requires human level awareness, performance and expertise, and investments in our enterprise management systems to facilitate efficient workflow, data tracking and auditing capabilities to measure compliance. We invest annually in our information technology systems and infrastructure with a focus towards maintenance, security and system upgrades in order to comply with regulatory changes. Expenditures in these endeavors has been, and could in the future be, significant. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for additional information.
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

Federal and state environmental authorities are currently investigating IAA's role, if any, in contributing to contamination at the Lower Duwamish Waterway Superfund Site in Seattle, Washington, and the Pyrite Canyon Plume in Riverside, California. IAA's potential liability, if any, at these sites cannot be estimated at this time. See Note 14 - Commitments and Contingencies in the notes to consolidated financial statements for a further discussion of this matter.
Human Capital Resources
Recruitment and Retention
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
At January 2, 2022, we had a total of approximately 4,446 employees, of which approximately 3,490 were located in the United States and approximately 956 were located in Canada and the United Kingdom. Approximately 99% of our workforce consists of full-time employees. We use innovative efforts to recruit, train and develop our employees for long-term success with the organization and, to the extent possible, we strive to promote from within the organization. Our employees have rated IAA a Great Place to Work® since 2018.
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
Compensation and Benefits Program
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
Workplace Safety
We strive to provide a safe work environment for both our employees and customers. We conduct regular employee training in the areas of safety and emergency preparedness. We believe we have an exemplary workplace safety record with a Total Recordable Incident Rate (“TRIR”) rating of 1.97 during fiscal 2021, outperforming the industry average. We are classified as a motor vehicle and motor vehicle parts and supplies merchant wholesaler (code 423110) by the National American Industry Classification System (“NAICS”). According to the Bureau of Labor Statistics data as of 2019, the industry average TRIR for companies within our NAICS code classification was 3.10.

Diversity, Equity and Inclusion
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
Of the approximately 3,490 employees based in the United States, approximately 53% of them identify as female. We also believe our workforce is ethnically diverse. At January 2, 2022, our U.S. workforce consisted of approximately 57% individuals identifying as White, 21% as Hispanic or Latino, 14% as Black or African American, 5% as Asian, 2% as two or more races, and less than 1% as Native Hawaiian or Pacific Islander or American Indian/Alaskan Native or Not Specified.
Additionally, of the approximately 630 employees serving in management roles and above, up to and including executives, 63% identify as male and 37% identify as female. Additionally, of those at a manager level and above, up to and including executives, approximately 70% identify as White, 8% as Hispanic or Latino, 5% as Asian, 4% as Black or African American, 1% as two or more races and less than 1% as Native Hawaiian or Other Pacific Islander, 12% Not Specified.
Community Involvement
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
Risks Related to the Effects of COVID-19 and Other Potential Future Health Crises

Our business is subject to risks arising from epidemic and pandemic diseases, such as the COVID-19 illness. The COVID-19 pandemic and measures intended to reduce its spread has affected, and may continue to, adversely affect our business, results of operations and financial condition.

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
The continued spread of COVID-19 and its variants and the measures taken by the governments of countries affected and in which we operate have disrupted and may continue to disrupt the supply of salvage vehicles. For example, following stay-at-home orders and other mandates implemented by federal, state and local governments in mid-March 2020, miles driven declined significantly and reduced the supply of salvage vehicle assignments. This decline in volume significantly impacted our business in fiscal 2020 and, to a lesser extent, in fiscal 2021. Even with improvement in miles driven and vehicle assignments beginning in the second half of 2020 and continuing through fiscal 2021, miles driven remain slightly lower than pre-COVID levels. If the stabilization in miles driven and vehicle assignments is not achieved and sustained, it could adversely affect our operating results and financial condition. In addition, labor, towing and other transportation shortages have negatively impacted our costs and we expect they will continue to do so at least in the near term.
The COVID-19 outbreak and mitigation measures have also had an adverse impact on global economic conditions and could impact our ability to access the capital markets on terms acceptable to us, if at all. The further spread of COVID-19, including due to more contagious and/or vaccine resistant variants, and actions taken to limit and combat the spread, will impact our ability to carry out our business as normal, and may materially adversely impact our business, operating results and financial condition. The extent to which the COVID-19 pandemic continues to impact our business and results of operations will depend on future developments that are highly uncertain and cannot be predicted, including the duration and severity of the virus and the actions taken to contain its impact and spread; resurgences of COVID-19 or variants thereof that may continue to occur; other actions taken by governments, businesses, and individuals in response to the virus and any resulting economic disruption; and how quickly and to what extent normal economic and operating conditions resume.

Risks Related to Supply, Demand and Competition

Our business and operating results would be adversely affected due to: loss of one or more significant suppliers, reduction in significant volume from suppliers, an adverse change in our supplier relationships, or a disruption to our supply of damaged, total loss and low-value vehicles.
Our business depends on suppliers of damaged, total loss and low-value vehicles. Approximately one-third of our revenue is earned from vehicle suppliers or sellers. Our vehicle suppliers include insurance companies, used-vehicle dealers, rental car and fleet lease companies, auto lenders and charitable organizations, among others. We have established long-term relationships with virtually all of the major automobile insurance companies. During fiscal 2021, approximately 40% of our revenues were associated with vehicles supplied by our three largest insurance customers in the United States segment. Our agreements with insurance company suppliers are generally subject to cancellation by either party upon 30 to 90 days’ notice. There can be no assurance that our existing agreements will not be canceled or that we will be able to enter into future agreements on favorable terms with these suppliers. We work to develop strong relationships with our suppliers to better understand their needs. From time to time, however, we experience the loss of suppliers or a reduction in volume from our suppliers, including our top vehicle suppliers. If we lose one or more of our significant suppliers, or if one or more of our large suppliers were to significantly reduce volume for any reason or favor competitors or new entrants, we may not be successful in replacing such business and our profitability and operating results could be materially adversely affected.

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
We believe our future success depends in part on our ability to respond to changes in buyer requirements, our ability to meet service level expectations of both buyers and sellers and our ability to meet regulatory requirements for such customers. Our buyer customers include automotive body shops, rebuilders, used car dealers, automotive wholesalers, exporters, dismantlers, recyclers, brokers, and the general public, among others. We work to develop strong relationships and interactive dialogue with our customers to better understand current trends and customer needs. If we are not successful in meeting our customers’ expectations, our customer relationships could be negatively affected and result in a loss of future business, which would adversely affect our operating results and financial condition.
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
Local land use and zoning regulations, environmental regulations and other regulatory requirements may impact our ability to find suitable locations and influence the cost of our operations. The majority of our salvage auction vehicle facilities are leased. The termination or expiration of leases at existing facilities may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close the facilities. If we determine to close a location, we may remain obligated under the applicable lease for the remaining lease term and may have to expense the unamortized portion of the right-of-use assets, in part or in full, as an impairment which may have a material impact on our consolidated results of operations and financial position. Also, if we are unable to maintain our existing facilities or open new facilities in desirable locations and on favorable terms, our results of operations could be materially and adversely affected. Further, in an increasing number of markets where we experience significant capacity constraints together with pressing customer demand and a lack of viable alternatives for expansion due to zoning and land use restrictions, we may be required to purchase, lease or occupy industrial sites which may contain significant environmental impacts. See “Environmental, health and safety risks could adversely affect our operating results and financial condition.”
We may not be successful in the implementation of our business strategy or we may improperly align new strategies with our vision, which could lead to the misapplication of our resources.
Our business, results of operations, and financial condition depend on our ability to execute our business strategy. See "Our Business Strategy" under "Item 1. Business" included in this Annual Report on Form 10-K. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether or when we will succeed in implementing these strategic initiatives, and even if we do succeed, our strategy may not have the favorable impact on our business, results of operations, or financial condition that we anticipate. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.

We may not properly leverage or make the appropriate investment in technology advancements, which could result in the loss of any sustainable competitive advantage in products, services and processes.
Our business is dependent on information technology. Robust information technology systems, platforms and products are critical to our operating environment, digital online products and competitive position. Rapid technology changes may render our technology obsolete and understanding technology innovation is necessary to remain at the forefront of our industry. While we continue to invest in our core information technology capabilities, we may not be successful in structuring our information technology or developing, acquiring or implementing information systems that are competitive and responsive to the needs of our customers. In addition, we might lack sufficient resources to continue to make the significant investments in information technology necessary to compete with our competitors. Certain information technology initiatives that management considers important to our long-term success will require capital investment, have significant risks associated with their execution, and could take several years to implement. If we are unable to develop/implement these initiatives in a cost-effective, timely manner or at all, it could damage our relationships with our customers and negatively impact our financial condition and results of operations.

If we fail to identify, manage, complete and integrate acquisitions, our operating results, financial condition and growth prospects could be adversely affected.

Acquisitions are a part of our growth strategy and have enabled us to further broaden and diversify our service offerings. For example, we acquired Decision Dynamics, Inc. in July 2019, Auto Exchange in June 2021 and SYNETIQ in October 2021. In addition, our October 2021 acquisition of SYNETIQ is currently undergoing review by the CMA and there can be no assurance that we will obtain approval from the CMA or, if such approval is obtained, the terms and conditions, if any, of such approval. Our strategy generally involves acquisitions of companies, products, services and technologies to expand our online, digital and mobile capabilities and the acquisition and integration of additional auction sites and personnel. Acquisition of businesses requires substantial time and attention of management personnel and may also require additional equity or debt financings. Further, integration of acquired businesses is often disruptive. There can be no assurance that we will identify appropriate targets, will acquire such businesses on favorable terms, or will be able to successfully integrate such organizations into our business. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and they could materially adversely affect our business, financial condition and results of operations. Acquisitions may also have unanticipated tax, legal, regulatory and accounting ramifications, including as a result of recording goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges. In addition, we expect to compete against other auction groups or new industry consolidators for suitable acquisitions. If we are able to consummate acquisitions, such acquisitions could be dilutive to earnings, and we could overpay for such acquisitions.
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
We rely on independent subhaulers and trucking fleet operations to pick up and deliver vehicles to and from our auction facilities. Consistent with the economy generally, we have recently experienced a shortage of towers and haulers, which has resulted in an increase in costs charged to us by towers and subhaulers for these services, and we cannot provide assurances that towers and subhaulers will be available in a timely manner to pick up and deliver vehicles. Failure to pick up and deliver vehicles in a timely manner could harm our brand and reputation, and adversely impact our overall business and results of operations. Further, an increase in fuel cost may lead to increased prices charged by our independent subhaulers and trucking fleet operators, which may significantly increase our cost. We may not be able to pass these costs on to our suppliers or buyers. We are also exposed to risks associated with inclement weather, disruptions in the transportation infrastructure and increase in the price of fuel, any of which could increase our operating costs. If we experience problems or are unable to negotiate or obtain favorable terms with our subhaulers, our results of operations could be materially and adversely affected.

Weather-related and other events beyond our control may adversely impact operations.
Extreme weather or other events, such as hurricanes, tornadoes, earthquakes, forest fires, floods, global pandemics or other health crises, terrorist attacks or war, may adversely affect the overall economic environment, the markets in which we compete, and our operations and profitability. These events may impact our physical auction facilities, causing a material increase in costs, or delays or cancellation of auction sales, which could have a material adverse impact on our revenues and profitability. In some instances, for example with the severe storm in August 2021 known as "Hurricane Ida", these events may result in a sharp influx in the available supply of damaged and total loss vehicles and there can be no assurance that our business will have sufficient resources to handle such extreme increases in supply. Our failure to meet our customers’ demands in such situations could negatively affect our relationships with such customers and result in a loss of future business, which would adversely affect our operating results and financial condition. In addition, revenues generated as a result of the total loss of vehicles associated with such a catastrophe are typically recognized subsequent to the incurrence of incremental costs and such revenues may not be sufficient to offset the costs incurred.
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
In certain countries, the salvage market typically operates on a principal basis, in which a vehicle is purchased and then resold, rather than on an agent basis, in which the auction acts as a sales agent for the owner of the vehicle. Operating on a principal basis exposes us to inventory risks, including losses from theft, damage and obsolescence. If we purchase vehicles, the increased costs associated with acquiring the vehicles could have a material adverse effect on our gross profit margin and operating results. Vehicles sold under purchase agreements were approximately 6% of our vehicles sold both domestically and internationally for fiscal 2021. In addition, when vehicles are purchased, we are subject to changes in vehicle values, such as those caused by changes in commodity prices. Decreases in commodity prices, such as steel and platinum, may negatively affect vehicle values and demand at auctions.

If we fail to attract and retain key personnel, have inadequate succession planning, or manage labor shortages, we may not be able to execute our business strategies and our financial results could be negatively affected.
Our success depends in large part on the performance of our senior executive team and other key employees, including key field, operations, sales and information technology personnel. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete with us, we may not be able to effectively implement our business strategies, our business could suffer and the value of our common stock could be materially adversely affected. Our auction business is directly impacted by the business relationships our employees have established with customers and suppliers and, as a result, if we lose key personnel, we may have difficulty in retaining and attracting customers, developing new services, negotiating favorable agreements with customers and providing acceptable levels of customer service. Changes to our senior executive team and other key personnel will occur from time to time and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We do not have nor do we currently expect to obtain key person insurance on any of our executive officers. Further, consistent with the economy generally, we have recently experienced labor shortages, which have resulted in an increase in associated costs, such as increased overtime to meet demand and increased wages to attract and retain employees. If we are unable to manage the impact of labor shortages, we may continue to experience higher labor costs and our results of operations could be materially and adversely affected.
A significant change in used-vehicle prices could impact the proceeds and revenue from the sale of damaged and total loss vehicles.
The volume of new vehicle production, accuracy of lease residual estimates, interest rate fluctuations, customer demand and changes in regulations, among other things, all potentially affect the pricing of used vehicles. A sustained reduction in used-vehicle pricing could result in lower proceeds from the sale of damaged and total loss vehicles and a related reduction in revenue per vehicle, a potential loss of consignors and decreased profitability. Conversely, when used vehicle prices are high, used-vehicle dealers may retail more of their trade-in vehicles on their own rather than selling them at auction, which could adversely affect our revenues and profitability.

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
Our business involves the receipt and storage of information about our customers and employees and maintaining internal business data. We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of our business processes and activities. The secure operation of these systems, and the processing, maintenance and storage of the information processed by these systems, is critical to our business operations and strategy. Information technology risks (including to the confidentiality, integrity and availability of digital assets) for companies have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. These threats may derive from fraud or malice on the part of third parties or our employees, or may result from human error, accidental technological failure or physical break-ins. In addition, our technology infrastructure, information systems, and data storage facilities are vulnerable to damage or interruption from events beyond our control, including, but not limited to, natural disasters, physical break-ins, power loss and telecommunications failures. Although we have technology and information security processes and disaster recovery plans in place to mitigate our risks to these vulnerabilities, these measures may not be adequate to ensure that our operations will not be significantly disrupted upon the occurrence of any of these events. Our customers and other parties in the payments value chain rely on our digital online products as well as other information technologies, computers, software and networks to conduct their operations. In addition, our customers increasingly use personal smartphones, tablet PCs and other mobile devices to access our online products and services and the security of these third party devices may be beyond our control. Any significant disruptions of our information technology systems or the theft of information from our data storage facilities could negatively impact our business, damage our reputation and materially adversely affect our consolidated financial position and results of operations.

Cyber attacks, including breaches of information technology systems and other cybersecurity incidents, could cause interruptions, malfunctions or other failures that could materially adversely affect our business and reputation and create data security risks.
We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit, and store electronic information. We have experienced cyber incidents and security breaches of varying degrees to our information technology infrastructure and systems. We believe we will continue to be a potential target of cyber threats and incidents in the future, which may result in unauthorized access to our computer systems and networks, including our cloud-based platforms and the data contained, any of which may materially adversely affect our business. The technology infrastructure and systems of our suppliers, vendors, service providers, cloud solution providers and partners have also in the past experienced cyber incidents and any future cyber incidents involving these third parties may materially adversely affect out business. Cyber incidents can include computer viruses, computer denial-of-service attacks, phishing attacks, ransomware, worms, and other malicious software programs, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. We believe cyber attack attempts are increasing in number and that cyber attackers are developing increasingly sophisticated systems and means to not only attack systems, but also to evade detection or to obscure their activities.
Continuous cyber incidents or a sustained cyber attack could jeopardize data security, lead to service interruptions, malfunctions or other failures in the information technology that supports our business and customers (such as the lack of availability of our value-added systems), as well as the operations of our customers or other third parties. Cyber-incidents, including security breaches involving customer data, could also lead to damage to our reputation with our customers and other parties and the market, additional costs (such as repairing systems, adding new personnel or protection technologies, or compliance costs), regulatory penalties, financial losses to both us and our customers and partners and the loss of customers and business opportunities. If such cyber incidents are not detected in a timely manner, their effects could be compounded.
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
We collect and store sensitive and confidential data, including the intellectual property, proprietary business information, proprietary business information of our customers, as well as personally identifiable information of our customers and employees, in data centers and on information technology networks. Aspects of our operations and business are subject to privacy regulation in the United States, including the California Consumer Privacy Act (“CCPA”), California Privacy Rights Act (“CPRA”), and privacy regulations elsewhere around the globe, including the European Union’s General Data Protection Regulation (the “GDPR”). The CCPA, which came into effect beginning in January 2020, imposes notice and privacy policy requirements, and obligations to respond to requests to know and access to personal information, to delete personal information and to allow data subjects to opt out of the sale of their personal information. The CPRA was approved by voters in California in November 2020, and beginning in January 2023 will impose additional data protection obligations on companies doing business in California, including creation of a data protection agency with the power to impose administrative fines, additional consumer rights processes and opt-outs for certain uses of sensitive data. Aspects of the CPRA and its interpretation and enforcement remain uncertain. Similar privacy laws have been and may in the future be enacted by other states. The potential effects of the CCPA, CRPA and other similar state laws, are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply with these regulations. There is also the potential for increased regulatory enforcement by the state agencies empowered to enforce these laws. In addition, the GDPR, which took effect in May 2018, imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.
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
Some of the facilities on which we operate are impacted by significant recognized environmental concerns and pollution conditions. We have incurred and may in the future incur expenditures relating to compliance and risk mitigation efforts, releases of hazardous materials, investigative, remedial or corrective actions, claims by third parties and other environmental issues, and such expenditures, individually or in the aggregate, could be significant. Federal and state environmental authorities are currently investigating our role in contributing to contamination at the Lower Duwamish Waterway Superfund Site in Seattle, Washington and our subsidiary's role in contributing to the Pyrite Canyon Plume in Jurupa Valley, California. Our potential liability at these sites cannot be estimated at this time. See "Business-Legal Proceedings."
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

A portion of our net income is derived from our international operations, primarily Canada and the United Kingdom, which exposes us to foreign exchange risks that may impact our financial statements. In addition, increases in the value of the U.S. dollar relative to certain foreign currencies may negatively impact foreign buyer participation in our marketplaces.
Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position. In addition, there may be tax inefficiencies in repatriating cash from our foreign subsidiaries. Approximately 15% of our revenues were attributable to our foreign operations for the fiscal year ended January 2, 2022. Changes in the value of foreign currencies, particularly Canadian dollar and pound sterling relative to the U.S. dollar, could negatively affect our profits from foreign operations and the value of the net assets of our foreign operations when reported in U.S. dollars in our financial statements. A 10% change in the average Canadian and U.K. exchange rate for the twelve months ended January 2, 2022 would have impacted net income by approximately $1.8 million.

In addition, fluctuations in exchange rates may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our foreign operations are translated using period-end exchange rates; such translation gains and losses are reported in "Accumulated other comprehensive income/loss" as a component of stockholders’ equity. The revenues and expenses of our foreign operations are translated using average exchange rates during each period.
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
As of January 2, 2022, our total corporate debt was $1.3 billion. Our indebtedness could have important consequences including:
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
•the lenders under our senior secured credit facilities could terminate their commitments to lend us money and foreclose against the assets securing their borrowings; and
•we could be forced into bankruptcy or liquidation.
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
Our amended and restated certificate of incorporation provides that unless the Board otherwise determines, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of IAA, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder, employee or agent of IAA to IAA or its stockholders, (iii) any action asserting a claim against IAA or any director, officer, stockholder, employee or agent of IAA arising out of or relating to any provision of the DGCL or IAA’s amended and restated certificate of incorporation or by-laws, or (iv) any action asserting a claim against IAA or any director, officer, stockholder, employee or agent of IAA governed by the internal affairs doctrine, in all cases subject to the court having subject matter jurisdiction and personal jurisdiction over an indispensable party named as a defendant. The exclusive forum provision does not apply to any actions arising under the Securities Act or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for which the U.S. federal courts have exclusive jurisdiction. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for such disputes and may discourage these types of lawsuits. Alternatively, if a court were to find the exclusive forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.
Item 1b.    Unresolved Staff Comments
None.
Item 2.    Properties
IAA is headquartered in Westchester, Illinois, with office space being leased through 2027. We own and lease various properties in the United States, Canada and the United Kingdom. These properties are used primarily for auction and storage purposes. As of January 2, 2022, our owned and leased properties used for auction and storage purposes provided us with an aggregate footprint of approximately 9,000 acres in the United States and approximately 550 acres in Canada and the United Kingdom. Approximately 90% of our total acres in the United States, Canada and the United Kingdom are leased.
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
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
IAA common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "IAA" and has been traded on the NYSE since June 28, 2019. As of February 16, 2022, we had three stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders of record.
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
Issuer Purchases of Equity Securities
The following table presents a summary of common stock repurchases made during the three months ended January 2, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares as Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
September 27 - October 31, 2021	—	$—	—	$400,000,000
November 1 - November 28, 2021	235,000	52.43	235,000	387,678,950
November 29 - January 2, 2022	442,854	49.00	442,854	365,979,104
Total	677,854		677,854

(1) On August 2, 2021, the Company’s Board of Directors authorized a share repurchase program under which the Company can repurchase up to $400.0 million of shares of its common stock (the "Repurchase Program"). The Repurchase Program expires on August 3, 2026. The shares under the Repurchase Program may be repurchased through open market, privately negotiated transactions, accelerated share repurchase transactions or other means, including under plans complying with the provisions of Rule 10b5-1 of the Securities Exchange Act of 1934.
Stock Price Performance Graph
The graph below shows the cumulative total return of IAA’s common stock, the Standard & Poor's 400 Midcap Index and the Nasdaq Industrial Index for the period beginning on June 28, 2019, the Separation Date, and ending on January 2, 2022. Total cumulative return is based on a $100 investment in IAA’s common stock and each of the listed indices on June 28, 2019 and assumes the reinvestment of dividends. No dividends have been declared on our common stock. Stockholder returns shown in the following graph are not indicative of future stock price performance.

Comparison of Cumulative Total Return
$180
$160
$140
$120
$100
$80
6/28/2019
12/29/2019
12/27/2020
1/2/2022
IAA, Inc.
S&P 400 Midcap Index
NASDAQ Industrial Index

Company/Index	6/28/2019	12/29/2019	12/27/2020	1/2/2022
IAA, Inc.	$100.00	$119.60	$167.46	$130.53
S&P 400 Midcap Index	$100.00	$106.03	$119.01	$146.48
NASDAQ Industrial Index	$100.00	$104.37	$155.56	$172.47
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
Item 6.    [Reserved]

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
Our fiscal year consists of 52 weeks with every fifth year consisting of 53 weeks and ending either the last Sunday in December or the first Sunday in January. As used in this section, references to the:
–“fiscal year ended January 2, 2022” or “fiscal 2021” refer to the 53-week period that began on December 28, 2020 and ended on January 2, 2022.
–“fiscal year ended December 27, 2020” or “fiscal 2020” refer to the 52-week period that began on December 30, 2019 and ended on December 27, 2020.
–“fiscal year ended December 29, 2019” or “fiscal 2019” refer to the 52-week period that began on December 31, 2018 and ended on December 29, 2019.

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
We serve a global buyer base and a full spectrum of sellers, including insurance companies, dealerships, fleet lease and rental car companies, and charitable organizations. We offer sellers a comprehensive suite of services aimed at maximizing vehicle value, reducing administrative costs, shortening selling cycle time and delivering the highest economic returns. Our products provide global buyers with the vehicles they need to, among other things, fulfill their vehicle rebuild requirements, replacement part inventory or scrap demand. We provide global buyers with multiple bidding/buying digital channels, innovative vehicle merchandising, efficient evaluation services and online bidding tools, enhancing the overall purchasing experience.
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

Industry Trends
Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. Based on data from CCC Information Services, the percentage of claims resulting in total losses was approximately 20% in 2021, 21% in 2020 and 19% in 2019. There is no central reporting system for the salvage vehicle auction industry that tracks the number of salvage vehicle auction volumes in any given year, which makes estimating industry volumes difficult.
Fluctuations in used vehicle and commodity pricing (aluminum, steel, etc.) have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, we experience higher revenue per unit in our auctions, which positively impacts revenue and gross profit. If used vehicle and commodity prices decrease, proceeds, revenue and gross profit at salvage auctions may be negatively impacted, which could adversely affect our level of profitability. The price per ton of crushed auto bodies in North America increased approximately 60% in 2021 as compared to 2020 and increased approximately 15% in 2020 as compared to 2019.
See Part I, Item 1, Business - Our Industry and Trends in Market Demand for additional information.
Sources of Revenues and Expenses
A significant portion of our revenue is derived from auction fees and related services associated with our salvage auctions. Approximately two-thirds of our revenue is earned from buyers. Buyer revenue represents fees charged based on a tiered structure that increases with the sales price of the vehicle as well as fees for additional services such as storage, transportation, and vehicle condition reporting. Approximately one-third of our revenue is earned from sellers. Seller revenue represents the combination of the inbound tow, processing, storage, titling, enhancing and auctioning of the vehicle. In exchange for agreed-upon processing and service fees, we sell total loss, damaged and low-value vehicles on behalf of vehicle sellers primarily on a consignment basis, meaning that our sellers continue to own their vehicles until they are sold to buyers through one of our digital marketplaces. We recognize revenues from consigned vehicles on a net basis as we have no influence on the vehicle auction selling price agreed by the seller and the buyer at the auction. However, our related receivables and payables include the gross value of the vehicles sold. We also purchase vehicles in certain situations and resell them. We recognize revenues from purchased vehicles on a gross basis, which results in lower gross margin versus vehicles sold at auction on a consignment basis.
Our operating expenses consist of cost of services, cost of vehicle sales, selling, general and administrative and depreciation and amortization. Cost of services is comprised of payroll and related costs, subcontract services, supplies, insurance, property taxes, utilities, service contract claims, maintenance and lease expense related to the auction sites. Cost of vehicle sales represents the cost of purchased vehicles. Cost of services and vehicle sales excludes depreciation and amortization. Selling, general and administrative expenses are comprised of payroll and related costs, sales and marketing, information technology services and professional fees.

COVID-19 Impact on our Business
The COVID-19 pandemic has severely impacted, and continues to impact, worldwide economic activities. Following stay-at-home orders and other mandates implemented by federal, state and local governments in mid-March 2020, miles driven declined significantly and reduced the supply of salvage vehicle assignments. This decline in volume significantly impacted our business in fiscal 2020 and, to a lesser extent, in fiscal 2021. Even with improvement in miles driven and vehicle assignments beginning in the second half of 2020 and continuing through fiscal 2021, miles driven remain slightly lower than pre-COVID levels. In addition, labor, towing and other transportation shortages have increased our associated costs and we expect they will continue to do so at least in the near term. We believe COVID-19 and the efforts taken to reduce its spread may continue to have a negative impact on our business in fiscal 2022.
The extent to which the COVID-19 pandemic continues to impact our business and results of operations will depend on future developments that are highly uncertain and cannot be predicted, including the duration and severity of the virus and the actions taken to contain its impact and spread; resurgences of COVID-19 or variants thereof that may continue to occur; other actions taken by governments, businesses, and individuals in response to the virus and any resulting economic disruption; and how quickly and to what extent normal economic and operating conditions resume.
Factors Affecting Comparability of Financial Results
COVID-19:
The COVID-19 pandemic and the efforts taken to reduce its spread adversely affected our operations in fiscal 2021 and fiscal 2020. See above under "COVID-19 Impact on our Business" for additional information.
Acquisitions:

On October 26, 2021, we acquired SYNETIQ, a leading integrated salvage and vehicle dismantling company in the United Kingdom. The cash purchase price for SYNETIQ, including working capital and other adjustments, was $314.2 million (£228.2 million), of which $260.2 million (£189.0 million) was paid out in the fourth quarter of fiscal 2021. The remaining payment of $54.0 million (£39.2 million) is contingent upon receipt of required approvals from the CMA and is held in an escrow account, and presented as Restricted cash on the Consolidated Balance Sheets. This transaction is currently undergoing review by the U.K. Competition and Markets Authority. The results of operations of SYNETIQ are included in our International segment from the date of acquisition.
On June 18, 2021, we acquired Marisat, Inc. d/b/a Auto Exchange ("Auto Exchange"), a salvage auction provider located in New Jersey, for $7.3 million. The results of operations of Auto Exchange are included in our United States segment from the date of the acquisition.
See Note 4 – Acquisitions in the notes to consolidated financial statements for additional information on these acquisitions.

Debt financing:
On April 30, 2021, we executed a new senior secured credit facility, consisting of a $650 million term loan and a $525 million revolving credit facility, both maturing on April 30, 2026. This replaced the company’s prior $774 million term loan and $361 million revolving credit facility, and resulted in a reduction in the interest rate on our floating rate debt.
Results of Operations
Fiscal 2021 Compared to Fiscal 2020
The table below presents consolidated statements of income for the periods indicated and the dollar change and percentage change between periods.

	Fiscal Years Ended		Change
(Dollars in millions except per share amounts)	January 2, 2022	December 27, 2020	$	%
Revenues:
Service revenues	$1,537.7	$1,233.1	$304.6	24.7%
Vehicle sales	299.7	151.8	147.9	97.4%
Total revenues	1,837.4	1,384.9	452.5	32.7%
Cost of services and vehicle sales:
Cost of services	851.5	721.7	129.8	18.0%
Cost of vehicle sales	261.2	125.2	136.0	108.6%
Total cost of services and vehicle sales	1,112.7	846.9	265.8	31.4%
Gross profit	724.7	538.0	186.7	34.7%
Selling, general and administrative	192.3	144.9	47.4	32.7%
Depreciation and amortization	86.5	81.1	5.4	6.7%
Operating profit	445.9	312.0	133.9	42.9%
Interest expense	57.7	56.0	1.7	3.0%
Other expense (income), net	0.2	(1.0)	1.2	NM*
Income before income taxes	388.0	257.0	131.0	51.0%
Income taxes	93.6	62.2	31.4	50.5%
Net income	$294.4	$194.8	$99.6	51.1%
Net income per share
Basic	$2.18	$1.45	$0.73	50.3%
Diluted	$2.18	$1.44	$0.74	51.4%
* NM - Not meaningful
Service Revenues

	Fiscal Years Ended		Change
(Dollars in millions)	January 2, 2022	December 27, 2020	$	%
United States	$1,429.2	$1,134.4	$294.8	26.0%
International	108.5	98.7	9.8	9.9%
Total service revenues	$1,537.7	$1,233.1	$304.6	24.7%

United States service revenues increased $294.8 million due to an increase in revenue per unit of 18%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and higher used car prices. In addition, United States service revenues also benefited from a higher volume of vehicles sold, which increased by 8% primarily resulting from higher miles driven and a higher supply of vehicle assignments due to the reopening of the United States economy.

International service revenues increased by $9.8 million mainly due to an increase in revenue per unit of 32%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and higher used car prices. This increase was partially offset by a lower volume of vehicles sold, which decreased by 9% as the International segment continues to be impacted by the COVID-19 pandemic.

Vehicle Sales

	Fiscal Years Ended		Change
(Dollars in millions)	January 2, 2022	December 27, 2020	$	%
United States	$134.1	$80.7	$53.4	66.2%
International	165.6	71.1	94.5	132.9%
Total vehicle sales	$299.7	$151.8	$147.9	97.4%

United States vehicle sales increased $53.4 million due to a higher volume of vehicles sold, which increased by 40%, primarily resulting from an increase in vehicle purchases. In addition, United States vehicle sales also benefited from an increase in revenue per unit sold of 19%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and higher used car prices.

International vehicle sales increased $94.5 million due to incremental revenue of $31.4 million from the SYNETIQ acquisition, a higher volume of vehicles sold, which increased by 35% primarily due to the impact of a provider switching from a consignment model to a purchased vehicle model, and an increase in revenue per unit sold of 40%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and higher used car prices.
Cost of Services

	Fiscal Years Ended		Change
(Dollars in millions)	January 2, 2022	December 27, 2020	$	%
United States	$776.3	$659.8	$116.5	17.7%
International	75.2	61.9	13.3	21.5%
Total cost of services	$851.5	$721.7	$129.8	18.0%

United States cost of services increased $116.5 million primarily due to a higher volume of vehicles sold and higher costs relating to towing, wages, incentive compensation, vehicle processing and occupancy, including costs associated with responding to catastrophic events. These increases were partially offset by cost savings from adopting a fully-digital auction model.

International cost of services increased $13.3 million primarily due to incremental costs of $8.7 million from the SYNETIQ acquisition and higher towing and occupancy costs, partially offset by a lower volume of vehicles sold.
Cost of Vehicles Sales

	Fiscal Years Ended		Change
(Dollars in millions)	January 2, 2022	December 27, 2020	$	%
United States	$118.1	$64.6	$53.5	82.8%
International	143.1	60.6	82.5	136.1%
Total cost of vehicle sales	$261.2	$125.2	$136.0	108.6%

United States cost of vehicle sales increased $53.5 million primarily due to a higher volume of vehicles sold and higher average purchase prices due to the mix of vehicles sold.

International cost of vehicle sales increased $82.5 million primarily due to the impact of an international provider switching from a consignment model to a purchased vehicle model, higher average purchase prices and incremental costs of $24.4 million from the SYNETIQ acquisition.

Selling, General and Administrative

	Fiscal Years Ended		Change
(Dollars in millions)	January 2, 2022	December 27, 2020	$	%
United States	$178.6	$135.0	$43.6	32.3%
International	13.7	9.9	3.8	38.4%
Total selling, general and administrative expenses	$192.3	$144.9	$47.4	32.7%

United States selling, general and administrative expenses increased $43.6 million primarily due to higher employee costs relating to incentive-based compensation and headcount, higher costs relating to professional services, information technology and severance, and a $2.7 million non-income, tax related accrual, partially offset by a $3.2 million decrease in bad debt expense compared to the prior year.

International selling, general and administrative expenses increased $3.8 million primarily due to higher employee costs relating to headcount.
Depreciation and Amortization

	Fiscal Years Ended		Change
(Dollars in millions)	January 2, 2022	December 27, 2020	$	%
United States	$75.9	$74.3	$1.6	2.2%
International	10.6	6.8	3.8	55.9%
Total depreciation and amortization	$86.5	$81.1	$5.4	6.7%

Depreciation and amortization increased $5.4 million as compared to the prior year as there were more intangible assets to amortize in both segments in the second half of fiscal 2021 compared to fiscal 2020, as well as due to intangible assets acquired in recent acquisitions.
Interest Expense Interest expense increased by $1.7 million as compared to the prior year period due to the $10.3 million loss on early extinguishment of debt in conjunction with the refinancing of our credit facilities in April 2021, partially offset by lower interest rates on our floating rate debt and a lower average debt balance.
Income Taxes The effective tax rate for fiscal 2021 was 24.1% as compared to 24.2% for fiscal 2020.
Fiscal 2020 Compared to Fiscal 2019
For a discussion of fiscal 2020 as compared to fiscal 2019, please refer to Part II, Item 7, Management’s Discussion and
Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 27, 2020, filed with the Securities and Exchange Commission on February 22, 2021.
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
Our material cash requirements from known contractual and other obligations include:
Debt Service Obligations

On June 6, 2019, we issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027 (the "Notes"). We must pay interest on the Notes in cash on June 15 and December 15 of each year at a rate of 5.500% per annum. The Notes will mature on June 15, 2027. The net proceeds from the Notes offering, together with borrowings under our prior senior credit facility, were used to make a cash distribution to KAR and to pay fees and expenses related to the Separation. We were in compliance with the covenants in the indenture governing the Notes at January 2, 2022.

On April 30, 2021, we entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto (the "2021 Credit Agreement"). The 2021 Credit Agreement provides for, among other things: (i) a senior secured term loan in an aggregate principal amount of $650 million (the "2021 Term Loan") and (ii) a senior secured revolving credit facility with revolving commitments in an aggregate principal amount of $525 million (the "2021 Revolving Credit Facility" and, together with the 2021 Term Loan, the “2021 Credit Facility”). Borrowing availability under the 2021 Revolving Credit Facility is subject to no default or event of default under the 2021 Credit Agreement having occurred at the time of borrowing. The proceeds of the 2021 Credit Facility, along with cash on hand, were used to repay in full the $774.0 million in outstanding borrowings under our prior seven-year senior secured term loan. The 2021 Credit Facility matures on April 30, 2026. As of January 2, 2022, $650.0 million was outstanding under the 2021 Term Loan and $165.0 million was outstanding under the 2021 Revolving Credit Facility. See Note 10 - Debt in the notes to consolidated financial statements for additional information including future principal payment schedule.
Capital Expenditures
We expend capital to support our operating plan and business strategies. Capital expenditures for the years ended January 2, 2022 and December 27, 2020, were $135.6 million and $69.8 million, respectively. Capital expenditures were funded primarily from cash flow from operations. We continue to invest in our core information technology capabilities and capacity expansion. Our capital expenditures during fiscal 2021 primarily related to real estate purchases and technology-based investments, including improvements in information technology systems and infrastructure. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Leases
We enter into leases in the normal course of business. We lease property, software, automobiles, trucks and trailers pursuant to operating lease agreements. Lease obligations for fiscal 2021 were funded primarily from cash flow from operations. We also lease furniture, fixtures and equipment under finance leases. See Note 11 - Leases in the notes to consolidated financial statements for additional information and a schedule of maturities of lease maturities. Future lease obligations would change if we entered into additional lease agreements.

During the first quarter of fiscal 2022, we sold a property in South Carolina consisting of land and a building for $37.2 million and simultaneously leased back the same property for an initial term of 20 years. The carrying value of this property included in the Consolidated Balance Sheets within "Property and equipment, net" was $37.2 million as of January 2, 2022.
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

On October 26, 2021, we acquired SYNETIQ, a leading integrated salvage and vehicle dismantling company in the United Kingdom. The cash purchase price for SYNETIQ, including working capital and other adjustments, was $314.2 million (£228.2 million), of which $260.2 million (£189.0 million) was paid out in the fourth quarter of fiscal 2021. The remaining payment of $54.0 million (£39.2 million) is contingent upon receipt of required approvals from the UK Competition and Markets Authority and is held in an escrow account. We funded the acquisition with cash on hand and $100.0 million in borrowings under our 2021 Revolving Credit Facility.
See Note 4 – Acquisitions in the notes to consolidated financial statements for additional information on these acquisitions.
Put Option
In November 2020, we entered into an agreement which grants the owner a right during fiscal years 2023 and 2024 to cause the Company to acquire certain assets (the "Put Option") for a price based on a pre-defined formula. We measured and recognized this Put Option at fair value using a Monte Carlo simulation. The estimated fair value of the Put Option at January 2, 2022 and December 27, 2020 was zero.
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

Approximately $47.5 million of available cash was held by our foreign subsidiaries at January 2, 2022. We do not currently expect to incur significant additional tax liabilities if funds held by our foreign subsidiaries were to be repatriated.
Summary of Cash Flows

	Fiscal Years Ended
(Dollars in millions)	January 2, 2022	December 27, 2020	Change
Net cash provided by (used by):
Operating activities	$311.1	$310.0	$1.1
Investing activities	(393.9)	(69.0)	(324.9)
Financing activities	12.2	(56.3)	68.5
Effect of exchange rate on cash and restricted cash	0.2	1.0	(0.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(70.4)	$185.7	$(256.1)
Fiscal 2021 compared to Fiscal 2020
Net cash flow provided by operating activities in fiscal 2021 increased by $1.1 million as compared to fiscal 2020. The increase in operating cash flow was primarily attributable to an increase in profitability, net of non-cash adjustments, of $132.1 million and higher incentive-based compensation accruals. These increases were partially offset by changes in accounts receivable and payable as a result of the timing of collections from customers and other parties, and disbursement of funds to vehicle consignors and vendors of $100.8 million, as well as increases in inventory and prepaid consigned vehicle charges of $30.5 million.

Net cash used by investing activities increased by $324.9 million in fiscal 2021 as compared to fiscal 2020. The increase in net cash used by investing activities was primarily due to the acquisition of the Auto Exchange and SYNETIQ businesses, and an increase in capital expenditures during fiscal 2021. See "Acquisitions" and "Capital Expenditures" above for additional information.

Net cash provided by financing activities increased by $68.5 million in fiscal 2021 as compared to fiscal 2020. The increase was primarily attributable to a change in book overdrafts of $62.4 million and an increase in net borrowings of $45.0 million to fund a recent acquisition, partially offset by treasury share repurchase of $34.0 million and a decrease in issuance of common stock under stock plans of $7.1 million.
Fiscal 2020 compared to Fiscal 2019
For a discussion of fiscal 2020 as compared to fiscal 2019, please refer to Part II, Item 7, Management’s Discussion and
Analysis of Financial Condition and Summary of Cash Flows in our Form 10-K for the fiscal year ended December 27, 2020, filed with the Securities and Exchange Commission on February 22, 2021.
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
Critical estimates are often developed using valuation models that are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, growth rates, royalty rates, obsolescence, the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which could affect the accuracy or validity of such estimates. Depending on the facts and circumstances, we may engage an independent valuation expert to assist in valuing significant assets and liabilities.
Goodwill and Other Intangible Assets
We assess goodwill for impairment annually during the fourth quarter or more frequently when events or changes in circumstances indicate that impairment may exist. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results; significant negative industry or economic trends; and our market valuation relative to our book value. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that a reporting unit’s fair value is not more likely than not greater than its carrying value, then we calculate the estimated fair value of the reporting unit using income approach (discounted cash flows) and market approach (market multiples of companies in similar lines of business).
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
The estimated fair value of both of our reporting units exceeded their respective carrying value by a substantial amount in the quantitative assessment performed in 2021. Based on our goodwill assessment, the Company has not identified a reporting unit for which the goodwill was impaired in fiscal 2021, 2020 or 2019.
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
In 2021, we performed a quantitative impairment assessment for our indefinite-lived tradenames. We did not record any impairment relating to indefinite-lived tradenames and other intangible assets in fiscal 2021, 2020 or 2019.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies as well as from translation of the results of operations from our Canadian and United Kingdom subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. A 10% change in the average Canadian and U.K.'s exchange rate relative to the U.S. dollar for the year ended January 2, 2022, with all other variables held constant, would have impacted our net income by approximately $1.8 million. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar or British pound.
Interest Rates
Our outstanding indebtedness reflects a mix of fixed and variable rate debt and we are exposed to interest rate risk with respect to our variable rate indebtedness. As of January 2, 2022, we had $500.0 million of fixed rate debt outstanding from our Notes and $815.0 million of variable rate debt outstanding from our 2021 Credit Agreement. Loans under the 2021 Credit Agreement bear interest at an amount equal to the rate calculated based on either adjusted LIBOR or Base Rate plus an applicable margin ranging from 1.375% to 2.25% for adjusted eurodollar loans and from 0.375% to 1.25% for Base Rate loans, in each case depending on our consolidated net leverage ratio (as defined in the 2021 Credit Agreement).
A 10% increase in the interest rates related to our variable rate debt based on the balance outstanding at January 2, 2022 would increase our interest expense by approximately $1.2 million annually. We may in the future manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. As of January 2, 2022, we have not entered into any swap agreements.
In addition, certain publications of LIBOR were phased out at the end of 2021 and all LIBOR publications will cease after June 30, 2023. Organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. Although the secured overnight financing rate (“SOFR”) has been endorsed by the Alternative Reference Rates Committee as its preferred replacement for LIBOR, it remains uncertain whether or when SOFR or other alternative reference rates will be widely accepted by lenders as the replacement for LIBOR. When LIBOR ceases to exist, we may need to enter into an amendment to the 2021 Credit Agreement and we cannot predict whether SOFR or an alternative index would be negotiated with our lenders. If future rates based upon a successor reference rate are higher or more volatile than LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
IAA, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of IAA, Inc. and subsidiaries (the Company) as of January 2, 2022 and December 27, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the fiscal years in the three-year period ended January 2, 2022 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and December 27, 2020, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 2, 2022, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired SYNETIQ Ltd. during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2022, SYNETIQ Ltd.’s internal control over financial reporting associated with total assets of 12% and total revenues of 2% included in the consolidated financial statements of the Company as of and for the year ended January 2, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of SYNETIQ Ltd.
Basis for Opinions
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
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

Sufficiency of audit evidence over U.S. service revenues from buyer and seller fees
As discussed in Note 2 and 15 to the consolidated financial statements, the Company’s U.S. segment recorded service revenues of $1,429.2 million, which included revenues from buyer and seller fees. The Company enters into revenue contracts with sellers of salvage vehicles to facilitate the remarketing of salvage vehicles, including inbound tow, processing, storage, titling, enhancing and selling of such vehicles at auction. The Company also enters into revenue contracts with buyers of salvage vehicles that are generally established via purchase at auction, subject to applicable terms and conditions.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the revenue process, including controls related to the recording of U.S. service revenues from buyer and seller fees. We involved IT professionals with specialized skills and knowledge who assisted in (1) obtaining an understanding of the relevant IT system and processes, and (2) testing general IT and IT application controls related to the system used by the Company in its revenue recognition processes for U.S. service revenues from buyer and seller fees. In addition, we:
•observed a selection of U.S. auction sites to gain an understanding of the revenue related activities, including the use of the IT system.

•evaluated the Company’s revenue recognition policies by examining the Company’s applicable published terms and conditions as they relate to U.S. buyer service fees.

•analyzed a selection of customer contracts to understand the contractual terms and conditions as they relate to U.S. seller service fees.

•selected a sample of both U.S. buyer and seller service revenue transactions and compared the amounts recognized for consistency with underlying documentation.
We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

Preliminary acquisition-date fair value of developed technology
As discussed in Note 2 and 4 to the consolidated financial statements, on October 26, 2021, the Company acquired SYNETIQ Ltd. As a result of the transaction, the Company acquired intangible assets with a preliminary acquisition-date fair value of approximately $40.9 million, which included developed technology intangible assets.
We identified the evaluation of the preliminary acquisition-date fair value of the developed technology intangible assets as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate significant assumptions used to estimate fair value, specifically the royalty rates and obsolescence factors applied. Changes in these assumptions could have a significant impact on the fair value of the developed technology intangible assets. Professionals with specialized skill and knowledge were required to assess the significant assumptions and evaluate the evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s preliminary acquisition-date fair value measurement process, including controls related to the development of the above significant assumptions. We assessed the reasonableness of the obsolescence factors based on the nature of the developed technology acquired and by comparing those factors to historical useful lives of developed technology of the Company and SYNETIQ Ltd. We involved valuation professionals with specialized skills and knowledge, who assisted in (1) evaluating the royalty rates by comparing them to royalty rates for similar companies and licensing transactions considering royalty rates relative to profitability, and (2) assessing the reasonableness of the obsolescence factors by comparing the implied useful lives of acquired developed technology used by the Company to certain public company useful life data.

/s/ KPMG LLP
We have served as the Company's auditor since 2018.
Chicago, Illinois
February 28, 2022

IAA, Inc.
Consolidated Statements of Income
(In millions, except per share data)

	Fiscal Years Ended
	January 2, 2022	December 27, 2020	December 29, 2019
Revenues:
Service revenues	$1,537.7	$1,233.1	$1,303.8
Vehicle sales	299.7	151.8	133.0
Total revenues	1,837.4	1,384.9	1,436.8
Operating expenses:
Cost of services	851.5	721.7	780.1
Cost of vehicle sales	261.2	125.2	108.1
Selling, general and administrative	192.3	144.9	142.4
Depreciation and amortization	86.5	81.1	88.4
Total operating expenses	1,391.5	1,072.9	1,119.0
Operating profit	445.9	312.0	317.8
Interest expense, net	57.7	56.0	55.7
Other expense (income), net	0.2	(1.0)	(0.1)
Income before income taxes	388.0	257.0	262.2
Income taxes	93.6	62.2	69.0
Net income	$294.4	$194.8	$193.2
Net income per share:
Basic	$2.18	$1.45	$1.45
Diluted	$2.18	$1.44	$1.44
See accompanying notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Fiscal Years Ended
	January 2, 2022	December 27, 2020	December 29, 2019
Net income	$294.4	$194.8	$193.2
Other comprehensive (loss) income
Foreign currency translation (loss) gain	(2.8)	3.3	(1.9)
Comprehensive income	$291.6	$198.1	$191.3
See accompanying notes to consolidated financial statements

IAA, Inc.
Consolidated Balance Sheets
(In millions, except per share amounts)

	January 2, 2022	December 27, 2020
Assets
Current assets
Cash and cash equivalents	$109.4	$232.8
Restricted cash	53.0	—
Accounts receivable, net	465.7	374.8
Prepaid consigned vehicle charges	72.2	53.3
Other current assets	69.6	31.1
Total current assets	769.9	692.0
Non-current assets
Operating lease right-of-use assets, net	1,024.4	866.8
Property and equipment, net	338.1	259.8
Goodwill	797.5	542.3
Intangible assets, net	197.5	150.6
Other assets	26.9	17.4
Total non-current assets	2,384.4	1,836.9
Total assets	$3,154.3	$2,528.9

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$163.5	$122.6
Short-term right-of-use operating lease liability	94.3	78.1
Accrued employee benefits and compensation expenses	44.2	23.4
Other accrued expenses	124.6	54.4
Current maturities of long-term debt	181.3	4.0
Total current liabilities	607.9	282.5
Non-current liabilities
Long-term debt	1,120.6	1,248.0
Long-term right-of-use operating lease liability	984.8	836.6
Deferred income tax liabilities	74.8	65.7
Other liabilities	32.6	26.7
Total non-current liabilities	2,212.8	2,177.0
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.01 par value: Authorized 150.0 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value: Authorized 750.0 shares; issued and outstanding: 134.2 shares at January 2, 2022 and 134.5 shares at December 27, 2020	1.3	1.3
Treasury stock, at cost: 0.7 shares at January 2, 2022 and 0.0 shares at December 27, 2020	(34.0)	—
Additional paid-in capital	18.6	12.0
Retained earnings	362.1	67.7
Accumulated other comprehensive loss	(14.4)	(11.6)
Total stockholders' equity	333.6	69.4
Total liabilities and stockholders' equity	$3,154.3	$2,528.9
See accompanying notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Net Parent Investment	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity (Deficit)
	Shares	Amt	Shares	Amt
Balance at December 30, 2018	—	$—	—	$—	$—	$—	$576.2	$(13.0)	$563.2
Net income	—	—	—	—	—	87.4	105.8	—	193.2
Cumulative effect adjustment for adoption of ASC Topic 842, net of tax	—	—	—	—	—	—	1.1	—	1.1
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(1.9)	(1.9)
Stock-based compensation expense	—	—	—	—	2.8	—	1.9	—	4.7
Exercise of stock options	0.2	—	—	—	1.6	—	—	—	1.6
Withholding taxes on stock-based awards	—	—	—	—	(0.9)	—	—	—	(0.9)
Reclassification of net parent investment to common stock and additional paid-in capital	133.4	1.3	—	—	—	(214.5)	213.2	—	—
Dividend paid to KAR	—	—	—	—	—	—	(1,278)	—	(1,278.0)
Net transfer to parent and affiliates	—	—	—	—	—	—	379.8	—	379.8
Balance at December 29, 2019	133.6	1.3	—	—	3.5	(127.1)	—	(14.9)	(137.2)
Net income	—	—	—	—	—	194.8	—	—	194.8
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	3.3	3.3
Stock-based compensation expense	—	—	—	—	8.5	—	—	—	8.5
Common stock issued for exercise and vesting of stock-based awards	1.1	—	—	—	8.1	—	—	—	8.1
Common stock issued for employee stock purchase plan	—	—	—	—	1.0	—	—	—	1.0
Withholding taxes on stock-based awards	(0.2)	—	—	—	(9.1)	—	—	—	(9.1)
Balance at December 27, 2020	134.5	1.3	—	—	12.0	67.7	—	(11.6)	69.4
Net income	—	—	—		—	294.4	—	—	294.4
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(2.8)	(2.8)
Purchase of treasury stock	(0.7)	—	0.7	(34.0)	—	—	—	—	(34.0)
Stock-based compensation expense	—	—	—	—	11.4	—	—	—	11.4
Common stock issued for exercise and vesting of stock-based awards	—	—	—	—	1.0	—	—	—	1.0
Common stock issued for employee stock purchase plan	0.5	—	—	—	1.6	—	—	—	1.6
Withholding taxes on stock-based awards	(0.1)	—	—	—	(7.4)	—	—	—	(7.4)
Balance at January 2, 2022	134.2	$1.3	0.7	$(34.0)	$18.6	$362.1	$—	$(14.4)	$333.6
See accompanying notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Years Ended
	January 2, 2022	December 27, 2020	December 29, 2019
Operating activities
Net income	$294.4	$194.8	$193.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86.5	81.1	88.4
Operating lease expense	153.9	136.7	118.3
Provision for credit losses	1.4	4.4	1.8
Deferred income taxes	(0.7)	2.0	0.6
Loss on extinguishment of debt	10.3	—	—
Amortization of debt issuance costs	3.4	4.2	2.0
Stock-based compensation	11.4	8.5	4.7
Change in contingent consideration liabilities	2.3	—	—
Other non-cash, net	0.2	(0.7)	(0.1)
Changes in operating assets and liabilities, net of acquisitions:
Operating lease payments	(147.0)	(130.9)	(119.3)
Accounts receivable and other assets	(134.4)	(54.3)	(23.0)
Accounts payable and accrued expenses	29.4	64.2	4.6
Net cash provided by operating activities	311.1	310.0	271.2
Investing activities
Acquisition of businesses (net of cash acquired)	(257.1)	—	(16.7)
Purchases of property, equipment and computer software	(135.6)	(69.8)	(68.5)
Proceeds from the sale of property and equipment	0.8	0.8	0.3
Other	(2.0)	—	—
Net cash used by investing activities	(393.9)	(69.0)	(84.9)
Financing activities
Net increase (decrease) in book overdrafts	28.8	(33.6)	(26.8)
Proceeds from debt issuance	815.0	—	1,305.5
Payments on long-term debt	(774.0)	(4.0)	(27.5)
Dividend paid to KAR	—	—	(1,278.0)
Net cash transfers to Parent and affiliates	—	—	(117.8)
Deferred financing costs	(4.8)	(2.9)	(25.2)
Payments on finance leases	(12.7)	(14.3)	(13.7)
Purchase of treasury stock	(34.0)	—	—
Issuance of common stock under stock plans	1.0	8.1	1.6
Proceeds from issuance of employee stock purchase plan shares	1.6	1.0	—
Tax withholding payments for vested RSUs	(7.4)	(9.1)	(0.9)
Payment of contingent consideration	(1.3)	(1.5)	—
Net cash provided (used) by financing activities	12.2	(56.3)	(182.8)
Effect of exchange rate changes on cash and restricted cash	0.2	1.0	(4.7)
Net (decrease) increase in cash, cash equivalents and restricted cash	(70.4)	185.7	(1.2)
Cash, cash equivalents and restricted cash at beginning of period	232.8	47.1	48.3
Cash, cash equivalents and restricted cash at end of period	$162.4	$232.8	$47.1
Cash paid for interest, net	$45.2	$53.7	$29.8
Cash paid for taxes, net	$90.0	$59.7	$71.8
See accompanying notes to consolidated financial statements

	Fiscal Years Ended
	January 2, 2022	December 27, 2020	December 29, 2019
Reconciliation of cash, cash equivalents and restricted cash reported in balance sheets
Cash and cash equivalents	$109.4	$232.8	$47.1
Restricted cash	53.0	—	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$162.4	$232.8	$47.1
See accompanying notes to consolidated financial statements

IAA, Inc.
Notes to Consolidated Financial Statements

Note 1—Basis of Presentation
Description of Business
IAA, Inc., together with its subsidiaries (collectively referred to herein as “IAA” and "the Company") is a leading global digital marketplace connecting vehicle buyers and sellers. Leveraging leading-edge technology and focusing on innovation, IAA's unique platform facilitates the marketing and sale of total loss, damaged and low-value vehicles for a full spectrum of sellers. Headquartered in Westchester, Illinois, the Company has more than 200 facilities throughout the United States, Canada and the United Kingdom. The Company serves a global buyer base and a full spectrum of sellers, including insurance companies, dealerships, fleet lease and rental car companies, and charitable organizations. The Company offers sellers a comprehensive suite of services aimed at maximizing vehicle value, reducing administrative costs, shortening selling cycle time and delivering the highest economic returns. The Company's products provide global buyers with the vehicles they need to, among other things, fulfill their vehicle rebuild requirements, replacement part inventory or scrap demand. IAA provides global buyers multiple bidding/buying digital channels, innovative vehicle merchandising, efficient evaluation services and online bidding tools, enhancing the overall purchasing experience.
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

Basis of Presentation
Until the Separation Date, the Company operated as a separate reportable segment within KAR and, since the Separation Date, the Company has operated independently from KAR. The accompanying consolidated financial statements for the period from December 31, 2018, to the Separation Date, and notes related thereto have been prepared from KAR’s historical accounting records and are presented on a stand-alone basis as if IAA's operations had been conducted independently from KAR for all periods prior to the Separation Date. Accordingly, prior to the Separation Date, KAR’s net investment in these operations ("Net Parent Investment") was shown in lieu of stockholder’s equity (deficit) in the consolidated financial statements. The Company’s historical results of operations, financial position and cash flows presented in the consolidated financial statements may not be indicative of what they would have been had the Company actually been a separate stand-alone entity during such periods, nor are they necessarily indicative of the Company's future results of operations, financial position and cash flows.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of IAA and all of its wholly owned subsidiaries. Intercompany transactions and balances between consolidated IAA businesses have been eliminated. All significant intercompany transactions with KAR are deemed to have been paid in the period the cost was incurred. The financial results of acquired businesses have been included in the Company's consolidated financial statements from the date of acquisition.
Fiscal Periods
The Company's fiscal year consists of 52 weeks with every fifth year consisting of 53 weeks and ending either the last Sunday in December or the first Sunday in January. Fiscal 2021 contained 53 weeks, and fiscal 2020 and fiscal 2019 contained 52 weeks.
Use of Estimates
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates based in part on assumptions about current, and for some estimates, future economic and market conditions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Although the current estimates contemplate current conditions and expected future changes, as appropriate, it is reasonably possible that future conditions could differ from these estimates, which could materially affect the Company's results of operations and financial position. Among other effects, such changes could result in future impairments of goodwill, intangible assets and long-lived assets, additional allowances on accounts receivable and changes in contingent liabilities, litigation and other loss contingencies.
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
Foreign Currency
The local currency is the functional currency for each of the Company's foreign entities. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the period. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the Consolidated Statements of Income within "Other (expense) income, net" and resulted in a loss of $0.3 million for the year ended January 2, 2022, a gain of $0.3 million for the year ended December 27, 2020, and a loss of $0.2 million for the year ended December 29, 2019. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are included in the Consolidated Balance Sheets within "Accumulated other comprehensive loss".

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Cash Equivalents
All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. These investments are valued at cost, which approximates fair value.
Restricted Cash
Restricted cash relates to the amount held in an escrow account to fund the remaining purchase price of the Company's acquisition of SYNETIQ Ltd. ("SYNETIQ"), which is contingent upon receipt of required approvals from the U.K. Competition and Markets Authority. See Note - 4 - Acquisitions in the notes to consolidated financial statements for additional information related to the SYNETIQ acquisition.
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
Other Current Assets
Other current assets consist of inventories, prepaid expenses, taxes receivable and other miscellaneous assets. The inventories, which consist of vehicles acquired under purchase agreement contracts, are accounted for on the specific identification method and are stated at the lower of cost or net realizable value. Inventories included in Other current assets were $49.7 million and $14.6 million at January 2, 2022 and December 27, 2020, respectively.
Leases
The Company has entered into lease arrangements mainly for property, software, vehicles, furniture and fixtures. The Company determines if an arrangement is a lease at inception. The Company classifies leases as finance leases when there is either a transfer of ownership of the underlying asset by the end of the lease term, the lease contains an option to purchase the asset that the Company is reasonably certain will be exercised, the lease term is for the major part of the remaining economic life of the asset, the present value of the lease payments and any residual value guarantee equals or substantially exceeds all the fair value of the asset, or the asset is of such a specialized nature that it will have no alternative use to the lessor at the end of the lease term. When none of these criteria are met, the Company classifies leases as operating leases.

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

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

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
ASC 350, Intangibles—Goodwill and Other, permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the quantitative assessment would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment.
Under the quantitative assessment, the fair value of each reporting unit is compared with its carrying value (including goodwill). The fair value of the reporting unit is determined using income approach (discounted cash flows) and market approach (market multiples of companies in similar lines of business). If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, the difference, up to the amount of goodwill recorded for the reporting unit, is recognized as an impairment.
Intangible Assets
Intangible assets generally consist of customer relationships, tradenames, computer software and technology, and non-compete agreements which, if amortized, are amortized using the straight-line method. Customer relationships are amortized over the life determined in the valuation of the particular acquisition. Tradenames with indefinite lives are not amortized. Costs incurred related to software and technology developed or obtained for internal use are capitalized during the application development stage of software development and amortized over their estimated useful lives. The non-compete agreements are amortized over the life of the agreements. The amortization periods of finite-lived intangible assets are re-evaluated periodically when facts and circumstances indicate that revised estimates of useful lives may be warranted. Indefinite-lived tradenames are assessed for impairment, in accordance with ASC 350, annually in the fourth quarter or more frequently as impairment indicators arise. At the end of each assessment, a determination is made as to whether the tradenames still have an indefinite life.
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

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Accounts Payable
Accounts payable include amounts due to sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as book overdrafts. Book overdrafts represent outstanding checks in excess of funds on deposit. The Company had $28.8 million book overdrafts at January 2, 2022, and zero book overdrafts at December 27, 2020.
Self-Insurance Reserves
The Company self-insures a portion of employee medical benefits, as well as a portion of its automobile, general liability and workers' compensation claims. The Company has insurance coverage that limits the exposure on individual claims. The cost of the insurance is expensed over the contract periods. Utilizing historical claims experience, the Company records an accrual for the claims related to its employee medical benefits, automobile, general liability and workers' compensation claims based upon the expected amount of all such claims, which includes the cost of claims that have been incurred but not reported. Accrued medical benefits and worker's compensation expense are recorded in "Accrued employee benefits and compensation expenses" and was $6.2 million and $6.6 million at January 2, 2022 and December 27, 2020, respectively. Accrued automobile and general liability expenses are recorded in "Other accrued expenses" and amounted to $1.5 million and $1.3 million at January 2, 2022 and December 27, 2020, respectively.
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
Revenue Recognition
The Company generates its revenues from contracts with customers. The Company recognizes revenue when control of the promised goods or services are transferred to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. The Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation. The Company then determines when the goods or services are transferred to the customer in order to determine the timing of revenue recognition.
The Company has disaggregated revenue at the product level by Services and Vehicle Sales, as well as geographically by the United States and International. See Note 15 - Segment Information for disaggregated revenue.
Service Revenues
Service revenues include auction and auction related fees for all vehicles sold by the Company. The Company does not take title to vehicles that are consigned to the Company by the seller and records auction fees on those vehicles on a net basis because it has no influence on the vehicle auction selling price agreed to by the seller and the buyer at the auction. The buyer fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while the seller fees are typically fixed. The Company generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle. Greater than 90% of the Company's revenue is generated at the time of auction as a result of the satisfaction of the seller and buyer performance obligations as described below.
The Company's contracts with sellers are short-term in nature. The performance obligation contained within the Company's auction contracts for sellers is to facilitate the remarketing of salvage vehicles, including the inbound tow, processing, storage, titling, enhancing and sale at auction. These services are related to facilitating the sale of vehicles and are not distinct within the context of the contract. Accordingly, revenue for these services is recognized when the single performance obligation is

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

satisfied at the point in time when the vehicle is sold through the auction process. Related costs are deferred and recognized at the time of sale.
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
Vehicle Sales
Vehicle sales represent the selling price of the vehicles that are purchased by the Company and then resold. Buyer fees associated with vehicle sales are recorded in Service Revenue. The Company's performance obligation for these purchased vehicles is the completion of the online auction process and is satisfied at the point in time when the vehicle is sold through the auction process. As the Company acts as a principal, the vehicle sales price is recorded as revenue on a gross basis when the vehicle is sold.
There were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheets as of January 2, 2022 and December 27, 2020. For each of the Company's primary revenue streams, cash flows are consistent with the timing of revenue recognition.
For the years ended January 2, 2022 and December 27, 2020, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.
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
Customer Concentration
The auction of each salvage vehicle includes a sell fee paid by the provider and a buy fee paid by the purchaser of the vehicle. No single provider customer or buyer customer accounted for more than 10% of consolidated revenues in any period presented.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and companies and limits the amount of credit exposure with any one institution. Due to the nature of our business, substantially all of the Company's accounts receivable are due from vehicle dealers, salvage buyers and insurance companies. The Company has possession of vehicles or vehicle titles collateralizing a significant portion of the trade receivables. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion.
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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term nature of those instruments.
In November 2020, the Company entered into an agreement which grants the owner a right during fiscal years 2023 and 2024 to cause the Company to acquire certain assets (the "Put Option") for a price based on a pre-defined formula. The carrying value of this Put Option is reported at fair value each reporting period. The Company measured and recognized the fair value of the Put Option using a Monte Carlo simulation. Key assumptions used in the valuation include discount rate, volume volatility, risk-free interest rate, cash flow projections and other details specific to the Put Option. The estimated fair value of the Put Option at January 2, 2022 and December 27, 2020 was zero and was categorized within Level 3 of the fair value hierarchy.
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
New Accounting Standards
Recently Issued and Adopted Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes in various areas. The adoption of ASU 2019-12 on December 28, 2020 did not have any impact on the Company's consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. The Company adopted

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

this guidance in the fourth quarter of fiscal 2021 retrospectively to all business combinations completed since the beginning of fiscal 2021. The adoption of ASU 2021-08 did not have a material impact on the Company's consolidated financial statements.
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
Transactions between KAR and the Company, with the exception of purchase transactions and reimbursements for payments made to third-party service providers by KAR on the Company's behalf, are reflected in 2019 Consolidated Statements of Cash Flows as a financing activity in “Net cash transfers to parent and affiliates.”
Corporate Costs/Allocations
These consolidated financial statements for fiscal 2019 include corporate costs incurred by KAR for services that were provided to or on behalf of the Company. These costs consist of allocated cost pools and identifiable costs. Corporate costs were directly charged to, or allocated to, the Company using methods management believes are consistent and reasonable. The identifiable costs were recorded based on dedicated employee assignments. The method for allocating corporate function costs was based on various proportionate formulas involving allocation factors. The methods for allocating corporate administration costs were based on revenue, headcount or the proportion of related expenses. However, the expenses reflected in these consolidated financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if IAA historically operated as a separate, stand-alone entity. All corporate charges and allocations have been deemed paid to KAR in the period in which the cost was recorded in the Consolidated Statements of Income.
Allocated corporate costs included in selling, general and administrative expenses were $2.8 million for fiscal year 2019. The allocated corporate costs were associated with human resources, risk management, information technology and certain finance and other functions.
After the Separation Date, the Company is invoiced for services provided by KAR under the transition services agreement described below and, therefore, no longer reflects these allocations in the Consolidated Statements of Income. Costs incurred related to the transition services agreement are recorded in selling, general, and administrative expenses.
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
Transactions with Other KAR Businesses
The Company purchases goods and services from KAR’s other businesses. The cost of products and services obtained from these other businesses were not material for fiscal years 2021, 2020, and 2019.
Non-Compete Agreement
Pursuant to the Separation and Distribution Agreement, the Company agreed not to compete with KAR in certain non-salvage activities for a period of five years following the Separation Date in certain jurisdictions, subject to certain exceptions. The

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Company is expressly permitted to continue to conduct its salvage auction business as conducted immediately prior to the Separation Date. The exceptions also permit the Company to conduct certain non-salvage business, in some cases subject to a revenue sharing mechanism in the event such business exceeds specified volume limits or other thresholds. The Company’s transactions with KAR relating to these non-compete provisions were not material for fiscal years 2021, 2020, and 2019.
Transition Services Agreement
Under the transition services agreement, KAR and its subsidiaries provided, on an interim, transitional basis, various services to the Company for a period of up to two years from the Separation Date. The services provided included information technology, accounts payable, payroll, and other financial functions and administrative services. From time to time, the Company also provided similar services to KAR under the transition services agreement. As of June 28, 2021, the Transition Service Agreement terminated in accordance with its term, and neither party is providing services to the other.
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
Note 4—Acquisitions
2021 Acquisitions
SYNETIQ Ltd.
On October 26, 2021, IAA, through its indirect wholly owned subsidiary, IAA International Holdings Limited, acquired 100% of SYNETIQ, a leading integrated salvage and vehicle dismantling company in the United Kingdom, to expand its footprint in the United Kingdom. The cash purchase price for SYNETIQ, including working capital and other adjustments, was $314.2 million (£228.2 million), of which $260.2 million (£189.0 million) was paid out in the fourth quarter of fiscal 2021. The remaining payment of $54.0 million (£39.2 million) is contingent upon receipt of required approvals from the U.K. Competition and Markets Authority and is held in an escrow account, and presented as Restricted cash on the Consolidated Balance Sheets. The Company funded the acquisition with cash on hand and $100.0 million in borrowings under its 2021 Revolving Credit Facility (as defined in Note 10 - Debt).

This transaction is currently undergoing review by the U.K. Competition and Markets Authority. Revenues and pretax loss of SYNETIQ included in the Company’s consolidated statements of operations from the acquisition date of October 26, 2021 to January 2, 2022 were $35.3 million and $1.0 million, respectively. The transaction costs associated with the acquisition were approximately $6.5 million and were recorded in general and administrative expense during fiscal 2021.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the fair value of consideration transferred and the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Cash	$260.2
Fair value of contingent consideration*	51.4
Total fair value of consideration transferred	$311.6
*Recorded in Other accrued expenses line within the Consolidated Balance Sheets.

Fair Value
Cash	$7.1
Accounts receivable	4.7
Inventory	17.4
ROU assets	39.0
Property and equipment	12.3
Goodwill	256.6
Intangible assets	40.9
Other assets	1.4
Accounts payable and other accrued expenses	(17.6)
Operating lease liabilities	(39.0)
Other long-term liabilities	(11.2)
Net assets acquired	$311.6
Given the timing of the acquisition, the Company has not completed its determination of the fair value of assets acquired and liabilities assumed and the amounts shown in the table above are preliminary amounts. The estimates and assumptions used in the preliminary analysis are subject to change if additional information, which existed as of the acquisition date, becomes known to the Company. Accordingly, there could be material adjustments to the preliminary fair values recorded during the measurement period.
The intangible assets acquired related to developed technology (useful life 4 years) and tradename (useful life 5 years), which will be amortized over a weighted average-useful life of approximately 4 years. The relief from royalty method was used to value the developed technology and tradename. This method requires forward looking estimates to determine fair value, including among other assumptions, forecasted revenue growth, obsolescence, and estimated discount and royalty rates. The goodwill recognized from this acquisition reflects expected synergies resulting from adding SYNETIQ's products and processes to the Company's products and processes. The acquired goodwill has been allocated to the International segment and is deductible for tax purposes.
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and SYNETIQ, as though the companies were combined as of the beginning of the Company’s fiscal 2020 (in millions):

	Fiscal Year Ended
	January 2, 2022	December 27, 2020
Net revenue	$2,011.1	$1,575.4
Net income	297.9	179.3

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2020, and are not necessarily indicative of the Company's consolidated results of operations in future periods.

The pro forma results include adjustments related to purchase accounting, primarily amortization of intangible assets, accretion of contingent consideration and interest expense related to the borrowings under the Company's 2021 Revolver Facility in

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

connection with the acquisition of SYNETIQ. In addition, fiscal 2021 pro forma net income was adjusted to exclude $6.5 million of acquisition-related costs incurred in fiscal 2021 and fiscal 2020 pro forma net income was adjusted to include these costs.
Auto Exchange
On June 18, 2021, the Company acquired Marisat, Inc. d/b/a Auto Exchange ("Auto Exchange"), a salvage auction provider located in New Jersey. The estimated acquisition date fair value of the total consideration was $7.3 million, which consisted of $2.0 million of cash, and the fair value of contingent consideration of $5.3 million, $2.0 million of which was paid at closing and is subject to clawback provisions. The remaining contingent consideration with a fair value of $3.3 million is payable over 5 years subject to the achievement of certain performance targets.

The Company finalized the purchase price allocation for the Auto Exchange acquisition. The fair value of acquired customer relationships and other net assets was $4.1 million and $0.6 million, respectively. The $2.6 million excess of the purchase price consideration over the estimated fair value of the acquired net assets was recognized as goodwill and reflects expected synergies resulting from adding Auto Exchange's products and processes to the Company's products and processes. The acquired goodwill is allocated to the United States segment and is deductible for tax purposes.

The results of Auto Exchange are included in the Company's financial statements since the date of acquisition and did not have a material impact on the Company's financial statements and related disclosures for the periods presented. The costs incurred by the Company in connection with this acquisition were not material.

During the fourth quarter of fiscal 2021, the Company recorded a $1.5 million charge in selling, general and administrative expenses to reflect an increase in the fair value of the contingent consideration liability.
2019 Acquisition
Decision Dynamics, Inc.
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
The Company finalized the purchase price allocation for the DDI acquisition. The fair value of acquired intangibles assets and other net liabilities assumed was $10.3 million and $0.6 million, respectively. The excess of the purchase price consideration over the estimated fair value of the acquired net assets of $9.5 million was recorded as goodwill.
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
During fiscal 2019, the Company incurred costs of $0.2 million in connection with the DDI acquisition which is included in the Consolidated Statements of Income within "Selling, general and administrative" line. During fiscal 2021 and fiscal 2020, the Company paid contingent consideration of $1.3 million and $1.5 million, respectively, which is included in financing activities on the consolidated statements of cash flows.

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
Participants include any employee, director, independent contractor or consultant of IAA or any affiliate of IAA selected to receive awards under the 2019 OSIP, and, upon his or her death, his or her successors, heirs, executors and administrators, as the case may be. As of January 2, 2022, the number of common shares reserved and available for awards under the 2019 OSIP is 4,756,029 shares, subject to adjustment made in accordance with the 2019 OSIP. Upon the occurrence of certain corporate events that affect the common stock, including but not limited to extraordinary cash dividend, stock split, reorganization or other relevant changes in capitalization, appropriate adjustments may be made with respect to the number of shares available for grants under the 2019 OSIP, the number of shares covered by outstanding awards and the maximum number of shares that may be granted to any participant.
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

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company records stock-based compensation expense in selling, general, and administrative expenses. The following table summarizes the Company's stock-based compensation expense by type of award granted under both the KAR and IAA plans (in millions):

	Fiscal Years Ended
	January 2, 2022	December 27, 2020	December 29, 2019
Performance-based Restricted Stock Units	$3.3	$1.4	$0.4
Restricted Stock Units and Awards	7.3	6.3	3.9
Stock Options	0.8	0.8	0.4
Total stock-based compensation expense	$11.4	$8.5	$4.7

As of January 2, 2022, an estimated $12.8 million of unrecognized expense related to non-vested awards under both KAR and IAA plans is expected to be recognized over a weighted average term of approximately 1.5 years.
Performance-based Restricted Stock Units (PRSU)
The PRSUs granted to certain executive officers and management of the Company vest at the end of a three-year performance period if and to the extent that the Company's three year average return on invested capital achieves certain specified goals. The following table summarizes the Company's PRSU activity:

Performance-based Restricted Stock Units	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 27, 2020	98,871	$49.65
Granted	79,181	62.18
Forfeited	(9,589)	56.86
Outstanding at January 2, 2022	168,463	55.13
Restricted Stock Units (RSU)
The RSUs granted by the Company to certain executive officers and management of the Company are contingent upon continued employment and generally vest in three equal annual installments. The following table summarizes the Company's RSU activity:

Restricted Stock Units*	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 27, 2020	771,711	$33.68
Granted	134,589	62.77
Vested	(378,171)	34.20
Forfeited	(31,558)	43.88
Outstanding at January 2, 2022	496,571	40.46
* IAA awards, including those held by KAR employees
The total grant date fair value of shares that vested during fiscal 2021 was $12.9 million.
Restricted Stock Awards (RSA)
The RSAs granted by the Company to non-employee directors prior to fiscal 2021 vest in four equal installments over a one year vesting term. The RSAs granted by the Company to non-employee directors during fiscal 2021 vest in one installment on

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

the earlier of the one-year anniversary date of the grant date or the day preceding the Company's next annual meeting of stockholders following the date of grant. The following table summarizes the Company's RSA activity:

Restricted Stock Awards	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 27, 2020	8,694	$42.99
Granted	17,609	53.88
Vested	(8,694)	42.99
Outstanding at January 2, 2022	17,609	53.88
The total grant date fair value of shares that vested during fiscal 2021 was $0.4 million.
Stock Options
The following table summarizes stock option activity:

Stock Options *	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Average Intrinsic Value (in millions)
Outstanding at December 27, 2020	365,376	$30.80
Exercised	(78,978)	12.97
Canceled/Expired	(6,166)	34.28
Outstanding at January 2, 2022	280,232	35.63	5.4	$4.2

Exercisable at January 2, 2022	221,214	32.60	4.9	$4.0
* IAA awards, including those held by KAR employees.

The total intrinsic value of service options exercised during fiscal 2021 was $3.6 million. The following table summarizes the activity of non-vested stock options:

Stock Options	Number of Awards	Weighted Average Grant-Date Fair Value
Outstanding at December 27, 2020	126,164	$46.97
Vested	(67,146)	46.97
Outstanding at January 2, 2022	59,018	46.97
Employee Stock Purchase Plan
The Company adopted the IAA, Inc. Employee Stock Purchase Plan ("ESPP") on August 1, 2019. The ESPP is designed to provide an incentive to attract, retain and reward eligible employees and is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. A maximum of 1,000,000 shares of the Company's common stock have been reserved for issuance under the ESPP, of which 924,960 shares remained available for future purchases as of January 2, 2022. The ESPP provides for one month offering periods with a 15% discount from the fair market value of the Company's share on the date of purchase. A participant's annual contribution to the ESPP may not exceed $25,000 per year. Unless terminated earlier, the ESPP will terminate on December 31, 2028. In accordance with ASC 718, Compensation—Stock Compensation, the entire 15% purchase discount is recorded as compensation expense in the period of purchase. The Company's stock purchased through the ESPP is considered outstanding and is included in the weighted-average outstanding shares for purposes of computing basic and diluted earnings per share. Prior to the adoption of the ESPP, eligible employees participated in KAR's employee stock purchase plan which also provided for one month offering periods with a 15% discount from the fair market value of KAR's share on the date of purchase. Stock-based compensation expense recorded during

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

the fiscal years ended 2021, 2020 and 2019, in connection with the compensatory elements of the Company's and KAR's employee stock purchase plan, was not significant.
Note 6—Net Income Per Share
Basic net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share and includes the effect of dilutive unissued common shares related to the Company's stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.
The following table summarizes the components of basic and diluted net income per share (in millions except per share amounts):

	Fiscal Years Ended
	January 2, 2022	December 27, 2020	December 29, 2019
Net income	$294.4	$194.8	$193.2

Weighted average common shares outstanding:
Basic	134.7	134.1	133.4
Effect of dilutive stock options and restricted stock awards	0.6	1.0	1.0
Diluted	135.3	135.1	134.4

Net income per share:
Basic	$2.18	$1.45	$1.45
Diluted	$2.18	$1.44	$1.44

The weighted number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities and awards subject to performance conditions which have not been fully satisfied at the end of respective reporting periods:

	Fiscal Years Ended
	January 2, 2022	December 27, 2020	December 29, 2019
Anti-dilutive awards	—	0.2	0.2
Awards subject to performance conditions not fully satisfied	0.2	0.1	—
	0.2	0.3	0.2

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

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

During fiscal year 2021, the Company repurchased 677,854 shares for a gross purchase price of approximately $34.0 million pursuant to the Repurchase Program. As of January 2, 2022, approximately $366.0 million remained available under the Repurchase Program.
Note 7—Accounts Receivable and Allowance for Credit Losses
Components of accounts receivable, net were as follows (in millions):

	Fiscal Years Ended
	January 2, 2022	December 27, 2020
Advance charges receivable	$322.7	$239.5
Trade accounts receivable	139.8	126.5
Other receivable	12.3	16.8
Accounts receivable, gross	474.8	382.8
Less: Allowance for credit losses	(9.1)	(8.0)
Accounts receivable, net	$465.7	$374.8
The following is a summary of changes in the allowance for credit losses related to accounts receivable (in millions):

	Fiscal Years Ended
	January 2, 2022	December 27, 2020	December 29, 2019
Allowance for Credit Losses
Balance at beginning of period	$8.0	$4.2	$3.3
Provision for credit losses	1.4	4.4	1.8
Less net charge-offs	(0.3)	(0.6)	(0.9)
Balance at end of period	$9.1	$8.0	$4.2
Recoveries of accounts receivable were netted with charge-offs, as they were not material. Changes in exchange rates did not have a material effect on the allowance for credit losses.
Note 8—Goodwill and Other Intangible Assets
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. Changes in goodwill were as follows (in millions):

	United States	International	Total
Balance at December 29, 2019	$496.0	$45.3	$541.3
Currency translation adjustments	—	1.0	1.0
Balance at December 27, 2020	$496.0	$46.3	$542.3
Increase for acquisition activity (Note 4)	2.6	256.6	259.2
Currency translation adjustments	—	(4.0)	(4.0)
Balance at January 2, 2022	$498.6	$298.9	$797.5

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Components of intangible assets, net were as follows (in millions):

	January 2, 2022			December 27, 2020
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	$376.3	$(341.5)	$34.8	$371.7	$(329.1)	$42.6
Tradenames	69.1	(2.2)	66.9	58.6	(1.8)	56.8
Computer software & technology	301.7	(205.9)	95.8	224.6	(173.4)	51.2
Total	$747.1	$(549.6)	$197.5	$654.9	$(504.3)	$150.6
The table above includes the carrying amount of tradenames with an indefinite life, which was $56.0 million at each of January 2, 2022 and December 27, 2020. The weighted-average remaining useful life of intangible assets with a finite life was 3.2 years (4.0 years for customer relationships, 5.5 years for amortizable tradenames, and 2.7 years for computer software and technology) at January 2, 2022.
Amortization expense for intangibles assets was $44.9 million, $38.1 million and $44.3 million for the years ended January 2, 2022, December 27, 2020 and December 29, 2019, respectively. Future estimated amortization expense of the existing intangible assets with finite life is as follows:

Amount
Fiscal year 2022	$55.7
Fiscal year 2023	44.0
Fiscal year 2024	24.2
Fiscal year 2025	10.6
Fiscal year 2026	3.3
Thereafter	3.7
Total	$141.5
Note 9—Property and Equipment
Property and equipment consisted of the following (in millions):

	Useful Lives (in years)	January 2, 2022	December 27, 2020
Land		$168.4	$114.3
Building and leasehold improvements	1 - 30	328.2	309.3
Furniture, fixtures, equipment and vehicles	3 - 5	349.5	305.0
Construction in progress		23.9	13.1
		870.0	741.7
Accumulated depreciation		(531.9)	(481.9)
Property and equipment, net		$338.1	$259.8
Depreciation expense for the years ended January 2, 2022, December 27, 2020 and December 29, 2019 was $41.6 million, $42.9 million and $44.1 million, respectively.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10—Debt
Debt consisted of the following (in millions):

	January 2, 2022	December 27, 2020
2021 Term Loan Facility	650.0	$—
2021 Revolving Credit Facility	165.0	—
2019 Term Loan Facility	—	774.0
Notes	500.0	500.0
Total debt	1,315.0	1,274.0
Unamortized debt issuance costs	(13.1)	(22.0)
Current portion of long-term debt	(181.3)	(4.0)
Long-term debt	$1,120.6	$1,248.0

Credit Facility

In connection with the Separation, on June 28, 2019, the Company, as borrower, entered into a credit agreement (the "2019 Credit Agreement") which provided for, among other things: (i) a seven-year senior secured term loan facility in an aggregate principal amount of $800 million (the "2019 Term Loan Facility") and (ii) a five-year revolving credit facility in an aggregate principal amount of $225.0 million (the "2019 Revolving Credit Facility," and together with the Term Loan Facility, the "2019 Credit Facility"). On May 1, 2020, the Company entered into an amendment to its 2019 Credit Agreement to increase the aggregate principal amount able to be borrowed under the 2019 Revolving Credit Facility by $136.0 million to $361.0 million. As of December 27, 2020, the interest rate per annum on the 2019 Term Loan Facility was 2.44% and no amounts were outstanding under the 2019 Revolving Credit Facility. The 2019 Credit Agreement was terminated on April 30, 2021.

On April 30, 2021, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto (the "2021 Credit Agreement"). The 2021 Credit Agreement provides for, among other things: (i) a senior secured term loan in an aggregate principal amount of $650 million (the "2021 Term Loan Facility") and (ii) a senior secured revolving credit facility with revolving commitments in an aggregate principal amount of $525 million (the "2021 Revolving Credit Facility" and, together with the 2021 Term Loan Facility, the "2021 Credit Facility"). Borrowing availability under the 2021 Revolving Credit Facility is subject to no default or event of default under the 2021 Credit Agreement having occurred at the time of borrowing. The proceeds of the 2021 Credit Facility were used, along with cash on hand, to repay in full all outstanding borrowings under the Company’s 2019 Term Loan Facility under its 2019 Credit Agreement. Future borrowings under the 2021 Revolving Credit Facility are expected to be used for the Company's ongoing working capital needs and general corporate purposes. The 2021 Credit Facility matures on April 30, 2026.

Borrowings under the 2021 Credit Agreement bore interest from April 30, 2021 until November 2, 2021, at a rate equal to either, (A) at the Company’s option, the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1.00% (the “Base Rate”) for base rate borrowings, or (B) one-month LIBOR for eurodollar borrowings, in each case, plus an applicable margin of 0.75% with respect to Base Rate borrowings and 1.75% with respect to eurodollar borrowings. Subsequent to November 2, 2021, borrowings under the 2021 Credit Agreement bear interest at (A) the Base Rate or (B) LIBOR, in each case plus an applicable margin ranging from 0.375% to 1.25% with respect to Base Rate borrowings and 1.375% to 2.25% with respect to eurodollar borrowings, in each case, depending on the Company’s Consolidated Net Leverage Ratio (as defined in the 2021 Credit Agreement). The 2021 Credit Agreement contains additional procedures for transition to a benchmark rate other than one-month LIBOR for eurodollar borrowings. The unused amount of the 2021 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% and 0.30% depending on the Company’s Consolidated Net Leverage Ratio.

As of January 2, 2022, the interest rate per annum for the 2021 Term Loan Facility and 2021 Revolving Credit Facility was 1.48%.

The 2021 Credit Agreement requires the Company to comply with certain financial covenants, including a requirement that the Company’s Consolidated Net Leverage Ratio not exceed 4:00 to 1:00 as of the last day of any fiscal quarter, subject to certain exceptions for qualifying material acquisitions. Consolidated Net Leverage Ratio is defined as the ratio of Consolidated Total Debt (as defined in the 2021 Credit Agreement) to Consolidated EBITDA (as defined in the 2021 Credit Agreement). The

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

2021 Credit Agreement also contains other affirmative and negative covenants that are usual and customary for a senior secured credit agreement. The negative covenants include limitations on (i) the disposition of assets, (ii) mergers and acquisitions, (iii) restricted payments, including payment of future dividends, distributions and stock repurchases by the Company, (iv) the incurrence of additional indebtedness, (v) permitted acquisitions and investments and (vi) the incurrence of additional liens on property. The 2021 Credit Agreement includes customary events of default. The Company was in compliance with the covenants in the 2021 Credit Agreement at January 2, 2022.

During the fiscal year 2021, the Company incurred debt issuance costs of $4.8 million in relation to the 2021 Credit Agreement which are included within the long-term debt line of the consolidated balance sheets, and recognized a loss of $10.3 million on early extinguishment of the 2019 Credit Facility which is included within the interest expense, net line of the consolidated statements of income.

Notes

In connection with the Separation, the Company issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027 (the “Notes”) on June 6, 2019 (the "Closing Date") in a private offering exempt from the registration requirements of the Securities Act. The Notes were issued pursuant to an indenture, dates as of the Closing Date ("the Indenture"). Interest on the Notes is due in cash on June 15 and December 15 of each year at a rate of 5.500% per annum. The Notes mature on June 15, 2027. The net proceeds from the Notes offering, together with borrowings under the 2019 Term Loan Facility, were used to make a cash distribution to KAR and to pay fees and expenses related to the Separation and Distribution.

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

The Indenture contains covenants which, among other things, limit the Company and its restricted subsidiaries’ ability to pay dividends on or make other distributions in respect of equity interests or make other restricted payments, make certain investments, incur liens on certain assets to secure debt, sell certain assets, consummate certain mergers or consolidations or sell all or substantially all assets, or designate subsidiaries as unrestricted. The Indenture also provides for customary events of default, including non-payment of principal, interest or premium, failure to comply with covenants, and certain bankruptcy or insolvency events. The Company was in compliance with the covenants in the Indenture at January 2, 2022.

Canadian Credit Facility

On July 7, 2020, the Company entered into a credit agreement which provides for a revolving credit facility in an aggregate

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

principal amount of $10.0 million Canadian dollars (the "Canadian Credit Facility"). As of December 27, 2020, no amounts were outstanding under the Canadian Credit Facility. The Canadian Credit Facility was terminated on May 5, 2021.

Other

At January 2, 2022, the Company had outstanding letters of credit in the aggregate amount of $5.6 million, all of which reduce the amount available for borrowings under the 2021 Revolving Credit Facility. At December 27, 2020, the Company had outstanding letters of credit in the aggregate amount of $6.1 million, all of which reduce the amount available for borrowings under the 2019 Revolving Credit Facility.
Fair Value of Debt
As of January 2, 2022, the estimated fair value of the Company's 2021 Term Loan Facility and 2021 Revolving Credit Facility approximated book value as the interest rate is variable in nature, and the estimated fair value of the Company's Notes was $517.5 million. The estimate of fair value of the Company's Notes was based on broker-dealer quotes and is considered Level 2 fair value measurements in the fair value hierarchy.
As of December 27, 2020, the estimated fair value of the Company's 2019 Term Loan Facility and Notes was $770.1 million and $532.5 million, respectively. These estimates were based on broker-dealer quotes as of the respective dates and are considered Level 2 fair value measurements in the fair value hierarchy.
Future Principal Payments
At January 2, 2022, aggregate future principal payments on long-term debt are as follows (in millions):

Amount
Fiscal year 2022	$181.3
Fiscal year 2023	32.5
Fiscal year 2024	28.4
Fiscal year 2025	48.7
Fiscal year 2026	524.1
Thereafter	500.0
Total	$1,315.0
Note 11—Leases
The Company leases property, software, automobiles, trucks and trailers, pursuant to operating lease agreements. The Company also leases furniture, fixtures and equipment under finance leases. The leases have varying remaining lease terms with leases expiring through 2092, some of which include options to extend the leases.
The components of leases expense were as follows (in millions):

	Fiscal Years Ended
	January 2, 2022	December 27, 2020	December 29, 2019
Operating lease cost	$153.9	$136.7	$118.3
Finance lease cost:
Amortization of right-of-use assets	12.3	14.5	12.4
Interest on lease liabilities	0.8	0.9	0.8
Short-term lease cost	6.9	4.7	5.3
Total lease cost	$173.9	$156.8	$136.8

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Supplemental cash flow information related to leases was as follows (in millions):

	Fiscal Years Ended
	January 2, 2022	December 27, 2020	December 29, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows related to operating leases	$147.0	$130.9	$119.3
Operating cash flows related to finance leases	$0.8	$1.0	$1.0
Financing cash flows related to finance leases	$12.7	$14.3	$13.7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$256.6	$219.7	$204.7
Finance leases	$17.6	$18.1	$11.6

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	January 2, 2022	December 29, 2019
Operating Leases
Operating lease right-of-use assets	$1,262.7	$1,030.7
Accumulated amortization	(238.3)	(163.9)
Operating lease right-of-use assets, net	$1,024.4	$866.8
Other accrued expenses	$94.3	$78.1
Operating lease liabilities	984.8	836.6
Total operating lease liabilities	$1,079.1	$914.7
Finance Leases
Property and equipment, gross	$157.6	$144.2
Accumulated depreciation	(120.6)	(108.9)
Property and equipment, net	$37.0	$35.3
Other accrued expenses	$10.9	$11.1
Other liabilities	23.5	17.2
Total finance lease liabilities	$34.4	$28.3
Weighted Average Remaining Lease Term (Years)
Operating leases	11.89	11.67
Finance leases	3.52	3.27
Weighted Average Discount Rate
Operating leases	5.4%	5.6%
Finance leases	2.5%	3.3%

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Maturities of lease liabilities as of January 2, 2022 are as follows (in millions):

	Operating Leases	Finance Leases
2022	$148.5	$11.5
2023	138.2	9.7
2024	128.6	8.4
2025	119.3	4.2
2026	114.1	2.1
Thereafter	837.1	—
	$1,485.8	$35.9
Less: imputed interest	406.7	1.5
Total	$1,079.1	$34.4

Note 12—Income Taxes
IAA's income taxes for the periods after the Separation are computed and reported on a stand-alone basis. For tax periods ended on or before the Separation Date, IAA has been included in the consolidated income tax returns of KAR and IAA’s income taxes are computed and reported herein under the “separate return method” as if IAA were a separate taxpayer. Use of the separate return method requires judgment and may result in differences when the sum of the amounts presented in stand-alone tax provisions are compared with amounts presented in consolidated financial statements. In that event, the related current and deferred tax assets and liabilities could be significantly different from those presented herein. Taxes, as computed under this separate taxpayer approach, may not be indicative of the income tax expense or income tax to be paid had IAA operated as a stand-alone company.
The components of income before income taxes and the provision for income taxes are as follows (in millions):

	Fiscal Years Ended
	January 2, 2022	December 27, 2020	December 29, 2019
Income before income taxes:
Domestic	$364.4	$233.9	$229.1
Foreign	23.6	23.1	33.1
Total	$388.0	$257.0	$262.2
Income tax expense (benefit):
Current:
Federal	$73.2	$45.0	$46.4
Foreign	6.1	5.1	10.1
State	15.0	10.1	11.9
Total current provision	94.3	60.2	68.4
Deferred:
Federal	0.2	2.1	1.5
Foreign	(0.1)	0.2	(0.8)
State	(0.8)	(0.3)	(0.1)
Total deferred (benefit) provision	(0.7)	2.0	0.6
Income tax expense	$93.6	$62.2	$69.0

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes and is reconciled as follows:

	Fiscal Years Ended
	January 2, 2022	December 27, 2020	December 29, 2019
Statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net	3.0%	3.2%	3.3%
Reserves for tax exposures	0.4%	0.2%	0.2%
International operations	—%	0.5%	1.1%
Non deductible executive compensation	0.3%	0.1%	0.1%
Stock-based compensation	(0.1)%	(0.2)%	(0.2)%
Impact of law and rate change	(0.2)%	—%	0.1%
Other, net	(0.3)%	(0.6)%	0.7%
Effective rate	24.1%	24.2%	26.3%
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
The Company offsets all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and presents them as a single non-current deferred income tax liability. Deferred tax assets and deferred tax liabilities are comprised of the following: (in millions):

	January 2, 2022	December 27, 2020
Gross deferred tax assets:
Right-of-use liabilities	$271.5	$229.8
Allowances for accounts receivable	2.0	1.8
Accruals and liabilities	10.0	3.9
Employee benefits and compensation	4.6	4.4
Losses carried forward	0.1	—
Other	3.9	2.6
Total gross deferred tax assets	292.1	242.5
Deferred tax asset valuation allowance	(0.1)	—
Net deferred tax assets	292.0	242.5
Gross deferred tax liabilities:
Right-of-use assets	(256.7)	(216.6)
Property and equipment	(22.4)	(14.6)
Goodwill and intangible assets	(72.9)	(64.8)
Other	(14.8)	(12.2)
Total	(366.8)	(308.2)
Net deferred tax liabilities	$(74.8)	$(65.7)
Permanently reinvested undistributed earnings of the Company's foreign subsidiaries were approximately $139.8 million for the year ended January 2, 2022. Because these amounts have been or are expected to be permanently reinvested in properties and working capital, the Company has not recorded the deferred taxes associated with these earnings. If the undistributed earnings of foreign subsidiaries were to be remitted, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits. It is not practical for the Company to determine the additional tax that would be incurred upon remittance of these earnings.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Tax payments for fiscal years ended January 2, 2022, December 27, 2020, and December 29, 2019, were $90.0 million, $59.7 million, and $71.8 million, respectively. For tax periods ended on or before June 28, 2019, tax payments were made by KAR on IAA's behalf.
The Company applies the provisions of ASC 740, Income Taxes. ASC 740 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise's financial statements. These provisions prescribe a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.
A reconciliation of the beginning and ending amount of unrecognized tax benefits from uncertain tax positions is as follows (in millions):

	January 2, 2022	December 27, 2020
Balance at beginning of period	$4.1	$3.5
Increase in prior year tax positions	0.6	0.1
Increase in current year tax positions	1.9	1.2
Lapse in statute of limitations	(0.6)	(0.7)
Balance at end of period	$6.0	$4.1
The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $5.1 million and $3.5 million at January 2, 2022, and December 27, 2020, respectively.
The Company records interest and penalties associated with the uncertain tax positions within the Company's provision for income taxes on the consolidated statements of income. The Company had reserves totaling $0.2 million at each of January 2, 2022 and December 27, 2020 associated with interest and penalties, net of tax.
The provision for income taxes involves management judgment regarding the interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income, and tax planning could change the effective tax rate and tax balances recorded by us. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by us and can raise issues regarding the Company's filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities in the U.S., Canada, and the United Kingdom. In general, the examination of our material tax returns is complete for the years prior to 2018.
Based on the potential outcome of the Company's tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the currently remaining unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the reserve balance is estimated to be in the range of a $0.5 million to $1.0 million decrease.
Note 13—Employee Benefit Plans
401(k) Plan
The Company maintains a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. The Company matches 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. Participants are 100 percent vested immediately in the Company's contributions. The Company's defined contribution 401(k) plan has been effective since June 2019. Prior to that, the eligible employees of the Company participated in KAR's 401(k) plan which also matched 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. For the years ended January 2, 2022, December 27, 2020, and December 29, 2019, amounts contributed to the 401(k) plan were $5.3 million, $4.8 million and $4.5 million, respectively.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Pyrite Canyon

In the fourth quarter of fiscal 2020, the Company’s wholly owned subsidiary, Insurance Auto Auctions, Inc. (hereafter “IAAI”), received a letter from the California Department of Toxic Substances Control (the “DTSC”) styled “Draft Imminent and Substantial Endangerment Determination and Order and Remedial Action Order” (the “ Draft Order”) in which the DTSC states that IAAI, along with nine other respondents named in the Draft Order, has been named as a potential responsible party for the release of hazardous substances at the former Universal Propulsion Company site (the “Former UPCo Site”). The Draft Order states that the Former UPCo Site has been identified as contributing to the Pyrite Canyon Plume of hazardous substances by the U.S. Environmental Protection Agency and prescribes initial steps and a schedule for responding to the release of hazardous substances at the Former UPCo Site. The Draft Order further states that IAAI has been identified as a potential responsible party because it is either the company or the successor of a company responsible for a release of hazardous substances at the Former UPCo Site. The Draft Order is currently unsigned and has not been issued by DTSC.

On January 26, 2021, DTSC hosted an informational teleconference for the respondents named in the Draft Order. At the meeting, DTSC described the background and current status at the Former UPCo Site, but did not provide any information related to possible response actions, associated cost estimates or financial liability determinations. DTSC directed the Respondents to provide comments upon the Draft Order. On March 31, 2021, IAAI provided comments to the Draft Order by the deadline imposed upon it by the DTSC, and subsequently made a technical presentation to the DTSC, asking, among other things, that IAAI be removed from the Draft Order. No additional actions regarding IAAI have been taken by DTSC in this matter. The matter remains pending.

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

IAAI also tendered this matter to its landlord pursuant to indemnity provisions in its sublease, and to its environmental insurance carrier. IAAI's landlord responded by tendering its own indemnification demand to IAAI, and IAAI in turn notified its environmental insurance carrier of the same. At this time, the Company does not have adequate information to determine IAAI’s liability, if any, for contamination at the Former UPCo Site.

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

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

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

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 15—Segment Information
The Company has two operating segments: United States, and International. The Company's two operating segments represent its two reportable segments. These segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results. Both segments earn fees by providing services to buyers and sellers of vehicles sold through its channels.
Intercompany (income) expense related to charges for services provided by the United States segment to the International segment are based on the benefits received. Such services are related to technology and other business support services.
Financial information regarding the Company's reportable segments is set forth below as of and for the year ended January 2, 2022 (in millions):

	United States	International	Consolidated
Revenues:
Service revenues	$1,429.2	$108.5	$1,537.7
Vehicle sales	134.1	165.6	299.7
Total revenues	1,563.3	274.1	1,837.4
Operating expenses:
Cost of services	776.3	75.2	851.5
Cost of vehicle sales	118.1	143.1	261.2
Selling, general and administrative	178.6	13.7	192.3
Depreciation and amortization	75.9	10.6	86.5
Total operating expenses	1,148.9	242.6	1,391.5
Operating profit	414.4	31.5	445.9
Interest expense, net	58.0	(0.3)	57.7
Other expense (income), net	0.5	(0.3)	0.2
Intercompany (income) expense	(8.5)	8.5	—
Income before income taxes	364.4	23.6	388.0
Income taxes	87.6	6.0	93.6
Net income	$276.8	$17.6	$294.4
Total assets	$2,510.1	$644.2	$3,154.3
Capital expenditures	$124.9	$10.7	$135.6

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Financial information regarding the Company's reportable segments is set forth below as of and for the year ended December 27, 2020 (in millions):

	United States	International	Consolidated
Revenues:
Service revenues	$1,134.4	$98.7	$1,233.1
Vehicle sales	80.7	71.1	151.8
Total revenues	1,215.1	169.8	1,384.9
Operating expenses:
Cost of services	659.8	61.9	721.7
Cost of vehicle sales	64.6	60.6	125.2
Selling, general and administrative	135.0	9.9	144.9
Depreciation and amortization	74.3	6.8	81.1
Total operating expenses	933.7	139.2	1,072.9
Operating profit	281.4	30.6	312.0
Interest expense, net	56.2	(0.2)	56.0
Other income, net	(0.7)	(0.3)	(1.0)
Intercompany (income) expense	(8.0)	8.0	—
Income before income taxes	233.9	23.1	257.0
Income taxes	56.9	5.3	62.2
Net income	$177.0	$17.8	$194.8
Total assets	$2,341.1	$187.8	$2,528.9
Capital expenditures	$52.3	$17.5	$69.8

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Financial information regarding the Company's reportable segments is set forth below as of and for the year ended December 29, 2019 (in millions):

	United States	International	Consolidated
Revenues:
Service revenues	$1,196.2	$107.6	$1,303.8
Vehicle sales	69.9	63.1	133
Total revenues	1266.1	170.7	1436.8
Operating expenses:
Cost of services	714.4	65.7	780.1
Cost of vehicle sales	54.0	54.1	108.1
Selling, general and administrative	131.3	11.1	142.4
Depreciation and amortization	81.8	6.6	88.4
Total operating expenses	981.5	137.5	1,119.0
Operating profit	284.6	33.2	317.8
Interest expense	55.7	—	55.7
Other (income) expense, net	(0.2)	0.1	(0.1)
Income before income taxes	229.1	33.1	262.2
Income taxes	59.7	9.3	69.0
Net income	$169.4	$23.8	$193.2
Total assets	$1,963.4	$187.8	$2,151.2
Capital expenditures	$64.2	$4.3	$68.5
Geographic Information
The Company's international operations include Canada and the U.K. Information regarding the geographic areas of the Company's operations is set forth below (in millions):

	January 2, 2022	December 27, 2020
Long-lived assets
U.S.	$1,205.5	$1,040.8
Foreign	157.0	85.8
	$1,362.5	$1,126.6
Note 16—Subsequent Events

During the first quarter of fiscal 2022, the Company sold a property in South Carolina consisting of land and a building for $37.2 million and simultaneously leased back the same property for an initial term of 20 years. The carrying value of this property included in the Consolidated Balance Sheets within "Property and equipment, net" was $37.2 million as of January 2, 2022.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of January 2, 2022.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 2, 2022.

We acquired SYNETIQ on October 26, 2021. SYNETIQ's total assets and revenues constituted 12% and 2%, respectively, of the Company’s total assets and revenues as of and for the year ended January 2, 2022. As the acquisition occurred in the fourth quarter of 2021, we excluded SYNETIQ from the scope of our assessment over the effectiveness of our internal control over financial reporting. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from a company's report on internal control over financial reporting in the year of acquisition.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of January 2, 2022 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is included in Item 8, Financial Statements and Supplementary Data under the heading “Report of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended January 2, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended January 2, 2022.

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

Item 11.    Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended January 2, 2022.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended January 2, 2022.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended January 2, 2022.
Item 14.     Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended January 2, 2022.

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
3)Exhibits—the exhibit index listed in the exhibit index below are filed with, or incorporated by reference in, this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.†	8-K	001-38580	2.1	6/28/2019
3.1	Amended and Restated Certificate of Incorporation of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.1	6/28/2019
3.2	Amended and Restated By-laws of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.2	6/28/2019
4.1	Description of IAA, Inc.’s Capital Stock	Form 10-K	001-38580	4.1	3/18/2020
4.2	Indenture, dated June 6, 2019, between IAA, Inc. (f/k/a IAA Spinco Inc.) and U.S. Bank National Association, as trustee, including the form of the 5.500% Senior Notes due 2027	Form 10	001-38580	4.1	6/13/2019
10.1	Transition Services Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-38580	10.1	6/28/2019
10.2	Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-38580	10.2	6/28/2019
10.3	Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-38580	10.3	6/28/2019
10.4*	IAA, Inc. 2019 Omnibus Stock and Incentive Plan	8-K	001-38580	10.4	6/13/2019
10.4.1*	IAA, Inc. Form of Director Restricted Share Award Agreement	Form 10	001-38580	10.17	6/13/2019
10.4.2*	Form of Stock Option Award Agreement (Officers)	10-Q	001-38580	10.7	8/13/2019
10.4.3*	Form of Restricted Stock Unit Award Agreement (Officers)	10-Q	001-38580	10.8	8/13/2019
10.4.4*	Form of Performance Restricted Stock Unit Award Agreement (Officers)	10-Q	001-38580	10.9	8/13/2019
10.5*	IAA, Inc. Employee Stock Purchase Plan	Form 10	001-38580	10.15	6/13/2019
10.6*	IAA, Inc. Directors Deferred Compensation Plan	Form 10	001-38580	10.16	6/13/2019
10.7*	Form Employment Agreement for Executive Officers	10-Q	001-38580	10.6	8/13/2019
10.8*	Form Indemnification Agreement entered into with directors and officers	10-Q	001-38580	10.10	8/13/2019
10.9	Credit Agreement, dated as of April 30, 2021, among IAA, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time party thereto	10-Q	001-38580	10.1	5/4/2021
21.1	List of Subsidiaries of IAA, Inc.					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X**
101
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Income for the Fiscal Years ended January 2, 2022, December 27, 2020 and December 29, 2019; (ii) Consolidated Statements of Comprehensive Income for the Fiscal Years ended January 2, 2022, December 27, 2020 and December 29, 2019; (iii) Consolidated Balance Sheets as of January 2, 2022 and December 27, 2020; (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the Fiscal Years ended January 2, 2022, December 27, 2020 and December 29, 2019; (v) Consolidated Statements of Cash Flows for the Fiscal Years ended January 2, 2022, December 27, 2020 and December 29, 2019; and (vi) Condensed Notes to Consolidated Financial Statements
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
February 28, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. KETT	President and Chief Executive Officer	February 28, 2022
John W. Kett	(Principal Executive Officer)

/s/ SUSAN HEALY	Chief Financial Officer	February 28, 2022
Susan Healy	(Principal Financial Officer)

/s/ CHRISTOPHER CARLSON	Corporate Controller	February 28, 2022
Christopher Carlson	(Principal Accounting Officer)

/s/ JOHN P. LARSON	Chairman of the Board	February 28, 2022
John P. Larson

/s/ BRIAN BALES	Director	February 28, 2022
Brian Bales

/s/ BILL BRESLIN	Director	February 28, 2022
Bill Breslin

/s/ GAIL EVANS	Director	February 28, 2022
Gail Evans

/s/ SUE GOVE	Director	February 28, 2022
Sue Gove

/s/ LYNN JOLLIFFE	Director	February 28, 2022
Lynn Jolliffe

/s/ PETER KAMIN	Director	February 28, 2022
Peter Kamin

/s/ OLAF KASTNER	Director	February 28, 2022
Olaf Kastner