Form 10-Q
period 2022-04-03
IAA, Inc.
filed 2022-05-10
CIK 1745041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of May 2, 2022, 134,007,185 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

IAA, Inc.

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward- looking statements. Such statements include statements regarding the impact of COVID-19 on our business; our future growth; expectations regarding vehicle volume sales, results of operations and capital expenditures; and our continued investment in information technology. Such statements are based on management’s current expectations, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: the loss of one or more significant vehicle suppliers or a reduction in significant volume from such suppliers; our ability to meet or exceed customers’ demand and expectations; significant current competition and the introduction of new competitors or other disruptive entrants in our industry; the risk that our facilities lack the capacity to accept additional vehicles and our ability to obtain land or renew/enter into new leases at commercially reasonable rates; our ability to effectively maintain or update information and technology systems; our ability to implement and maintain measures to protect against cyberattacks and comply with applicable privacy and data security requirements; our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements, including from our margin expansion plan; business development activities, including acquisitions and the integration of acquired businesses, and the risks that the anticipated benefits of any acquisitions may not be fully realized or take longer to realize than expected; changes to our preliminary purchase price allocation for SYNETIQ Ltd. to be finalized during 2022; our expansion into markets outside the U.S. and the operational, competitive and regulatory risks facing our non-U.S. based operations; our reliance on subhaulers and trucking fleet operations; changes in used-vehicle prices and the volume of damaged and total loss vehicles we purchase; economic conditions, including fuel prices, commodity prices, foreign exchange rates and interest rate fluctuations; trends in new- and used-vehicle sales and incentives; uncertainties regarding ongoing surges of COVID-19 infections, including new more contagious and/or vaccine resistant variants, and the impact on the duration and severity of the COVID-19 pandemic and measures intended to reduce its spread, including the availability, rate of public acceptance and efficacy of COVID-19 vaccines; and other risks and uncertainties identified in our filings with the Securities and Exchange Commission (the “SEC”), including under Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 28, 2022 and Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC, including subsequent Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
IAA, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	April 3, 2022	March 28, 2021
Revenues:
Service revenues	$435.0	$360.4
Vehicle and parts sales	122.6	63.1
Total revenues	557.6	423.5
Operating expenses:
Cost of services	252.3	196.4
Cost of vehicle and parts sales	104.1	54.4
Selling, general and administrative	54.3	43.4
Depreciation and amortization	26.1	19.8
Total operating expenses	436.8	314.0
Operating profit	120.8	109.5
Interest expense, net	11.2	13.0
Other expense (income), net	1.6	(0.4)
Income before income taxes	108.0	96.9
Income taxes	26.5	24.4
Net income	$81.5	$72.5
Net income per share:
Basic	$0.61	$0.54
Diluted	$0.61	$0.54

See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	April 3, 2022	March 28, 2021
Net income	$81.5	$72.5
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(7.1)	3.0
Comprehensive income	$74.4	$75.5
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Balance Sheets
(in millions, except per share amounts)

	April 3, 2022	January 2, 2022
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$136.2	$109.4
Restricted cash	—	53.0
Accounts receivable, net of allowances of $9.3 and $9.1	448.1	465.7
Prepaid consigned vehicle charges	66.4	72.2
Other current assets	81.0	69.6
Total current assets	731.7	769.9
Non-current assets
Operating lease right-of-use assets, net of accumulated amortization of $261.4 and $238.3	1,102.1	1,024.4
Property and equipment, net of accumulated depreciation of $578.8 and $531.9	305.2	338.1
Goodwill	790.7	797.5
Intangible assets, net of accumulated amortization of $579.6 and $549.6	195.1	197.5
Other assets	30.7	26.9
Total non-current assets	2,423.8	2,384.4
Total assets	$3,155.5	$3,154.3

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$130.2	$163.5
Short-term right-of-use operating lease liability	83.5	94.3
Accrued employee benefits and compensation expenses	20.1	44.2
Other accrued expenses	101.4	124.6
Current maturities of long-term debt	145.4	181.3
Total current liabilities	480.6	607.9
Non-current liabilities
Long-term debt	1,113.1	1,120.6
Long-term right-of-use operating lease liability	1,061.5	984.8
Deferred income tax liabilities	74.0	74.8
Other liabilities	30.3	32.6
Total non-current liabilities	2,278.9	2,212.8
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value: Authorized 150.0 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value: Authorized, 750.0 shares; issued and outstanding: 134.2 shares at April 3, 2022 and 134.2 shares at January 2, 2022	1.3	1.3
Treasury stock at cost: 0.9 shares at April 3, 2022 and 0.7 shares at January 2, 2022	(42.4)	(34.0)
Additional paid-in capital	15.0	18.6
Retained earnings	443.6	362.1
Accumulated other comprehensive loss	(21.5)	(14.4)
Total stockholders' equity	396.0	333.6
Total liabilities and stockholders' equity	$3,155.5	$3,154.3
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Three Months Ended April 3, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 2, 2022	134.2	$1.3	0.7	$(34.0)	$18.6	$362.1	$(14.4)	$333.6
Net income	—	—	—	—	—	81.5	—	81.5
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(7.1)	(7.1)
Purchase of treasury stock	(0.2)	—	0.2	(8.4)	—	—	—	(8.4)
Stock-based compensation expense	—	—	—	—	2.9	—	—	2.9
Common stock issued for the exercise and vesting of stock-based awards	0.3	—	—	—	—	—	—	—
Common stock issued for employee stock purchase plan	—	—	—	—	0.3	—	—	0.3
Withholding taxes on stock-based awards	(0.1)	—	—	—	(6.8)	—	—	(6.8)
Balance at April 3, 2022	134.2	$1.3	0.9	$(42.4)	$15.0	$443.6	$(21.5)	$396.0

	Three Months Ended March 28, 2021
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 27, 2020	134.5	$1.3	$12.0	$67.7	$(11.6)	$69.4
Net income	—	—	—	72.5	—	72.5
Foreign currency translation adjustments, net of tax	—	—	—	—	3.0	3.0
Stock-based compensation expense	—	—	2.8	—	—	2.8
Common stock issued for the exercise and vesting of stock-based awards	0.4	—	0.1	—	—	0.1
Common stock issued for employee stock purchase plan	—	—	0.4	—	—	0.4
Withholding taxes on stock-based awards	(0.1)	—	(6.0)	—	—	(6.0)
Balance at March 28, 2021	134.8	$1.3	$9.3	$140.2	$(8.6)	$142.2
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	April 3, 2022	March 28, 2021
Operating activities
Net income	$81.5	$72.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.1	19.8
Operating lease expense	42.3	35.8
Stock-based compensation	2.9	2.8
Provision for credit losses	0.3	0.3
Amortization of debt issuance costs	0.7	1.1
Deferred income taxes	(0.7)	3.3
Change in contingent consideration liabilities	1.8	—
Other	2.2	(0.2)
Changes in operating assets and liabilities:
Operating lease payments	(54.3)	(34.1)
Accounts receivable and other assets	7.9	8.1
Accounts payable and accrued expenses	(13.0)	11.9
Net cash provided by operating activities	97.7	121.3
Investing activities
Purchases of property, equipment and computer software	(30.9)	(30.3)
Proceeds from the sale of property and equipment	37.1	0.2
Other	(1.0)	(1.0)
Net cash provided by (used by) investing activities	5.2	(31.1)
Financing activities
Net decrease in book overdrafts	(15.4)	—
Payments of long-term debt	(44.0)	—
Deferred financing costs	(0.1)	—
Finance lease payments	(3.0)	(3.1)
Purchase of treasury stock	(8.4)	—
Issuance of common stock under stock plans	—	0.1
Proceeds from issuance of employee stock purchase plan shares	0.3	0.4
Tax withholding payments for vested RSUs	(6.8)	(6.0)
Payment of contingent consideration	(51.4)	—
Net cash used by financing activities	(128.8)	(8.6)
Effect of exchange rate changes on cash	(0.3)	0.5
Net (decrease) increase in cash, cash equivalents and restricted cash	(26.2)	82.1
Cash, cash equivalents and restricted cash at beginning of period	162.4	232.8
Cash, cash equivalents and restricted cash at end of period	$136.2	$314.9
Cash paid for interest, net	$3.6	$5.1
Cash paid for taxes, net	$3.2	$1.0
See accompanying condensed notes to consolidated financial statements

	Period Ended
	April 3, 2022	January 2, 2022
Reconciliation of cash, cash equivalents and restricted cash reported in balance sheets
Cash and cash equivalents	$136.2	$109.4
Restricted cash	—	53.0
Total cash, cash equivalents and restricted cash shown in statements of cash flows	136.2	162.4

See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Basis of Presentation and Nature of Operations
Description of Business
IAA, Inc., together with its subsidiaries (collectively referred to herein as “IAA” and "the Company"), is a leading global digital marketplace connecting vehicle buyers and sellers. Leveraging leading-edge technology and focusing on innovation, IAA's unique platform facilitates the marketing and sale of total loss, damaged and low-value vehicles and vehicle parts for a full spectrum of sellers. Headquartered in Westchester, Illinois, the Company has more than 200 facilities throughout the United States, Canada and the United Kingdom. The Company serves a global buyer base and a full spectrum of sellers, including insurance companies, dealerships, fleet lease and rental car companies, and charitable organizations. The Company offers sellers a comprehensive suite of services aimed at maximizing vehicle value, reducing administrative costs, shortening selling cycle time and delivering the highest economic returns. The Company's solutions provide global buyers with the vehicles they need to, among other things, fulfill their vehicle rebuild requirements, replacement part inventory or scrap demand. IAA provides global buyers multiple bidding/buying digital channels, innovative vehicle merchandising, efficient evaluation services and online bidding tools, enhancing the overall purchasing experience.
The Company operates in two reportable segments: United States and International. The Company earns fees for its services from both buyers and sellers of vehicles and parts sold through its channels.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, generally consisting of normal recurring accruals, necessary for a fair statement of our financial results for the periods presented. Financial results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. These unaudited consolidated financial statements and condensed notes thereto are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 2, 2022 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 28, 2022.
The Company's fiscal year consists of 52 weeks with every fifth year consisting of 53 weeks and ending either the last Sunday in December or the first Sunday in January. Fiscal 2022 contains 52 weeks and fiscal 2021 contained 53 weeks.
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
Recent Accounting Pronouncements
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

The Company has disaggregated revenue at the product level by Services and Vehicle and Parts Sales, as well as geographically by the United States and International. See Note 10 - Segment Information for disaggregated revenue.

Service Revenues

Service revenues include auction and auction related fees for all vehicles sold by the Company. The Company does not take title to vehicles that are consigned to the Company by the seller and records auction fees on those vehicles on a net basis because it has no influence on the vehicle auction selling price agreed to by the seller and the buyer at the auction. The buyer fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while the seller fees are typically fixed dollar or a fixed percent of the selling price at auction. The Company generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle. Greater than 90% of the Company’s revenue is generated at the time of auction as a result of the satisfaction of the seller and buyer performance obligations as described below.

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

The Company's contracts with buyers are short-term in nature and are generally established via purchase at auction, subject to standard terms and conditions. These contracts contain a single performance obligation, which is satisfied at the point in time when the vehicle is purchased through the auction process. Buyers also pay a fixed registration fee to access the auctions for a one- or two-year term in addition to the fees paid upon purchase of a vehicle. The performance obligation to provide access to the auctions, associated with the registration, is satisfied ratably over the one- or two-year contractual term of the buyer agreement. Accordingly, registration fee revenue is recognized ratably over the contract term. The Company also offers other services to buyers such as transportation, storage, vehicle condition reporting, and other ancillary services. Revenue from such services is recognized in the period in which such services are provided.

Vehicle and Parts Sales

Vehicle and parts sales represent the selling price of vehicles, vehicle parts and scrap associated with vehicles purchased by the Company. The Company's performance obligation is the completion of the sale process. Revenue is recognized at the point in time when control of the vehicle, vehicle parts or scrap is transferred to the customer, which generally occurs upon delivery to the carrier or the customer. Since the Company acts as principal in the sale process, the sales price for the vehicle or vehicle parts and scrap is recorded as revenue on a gross basis. Buyer fees associated with these sales are recorded in service revenues in the Company's consolidated statements of income.

There were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheets as of April 3, 2022 and January 2, 2022. For each of the Company's primary revenue streams, cash flows are consistent with the timing of revenue recognition.

For the three months ended April 3, 2022 and March 28, 2021, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material.

Note 3—Stock-Based Compensation Plans

2019 Omnibus Stock and Incentive Plan ("2019 OSIP")

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

Participants include any employee, director, independent contractor or consultant of IAA or any affiliate of IAA selected to receive awards under the 2019 OSIP, and, upon his or her death, his or her successors, heirs, executors and administrators, as the case may be. As of April 3, 2022, the number of common shares reserved and available for awards under the 2019 OSIP is 4,323,465, subject to adjustment made in accordance with the 2019 OSIP. Upon the occurrence of certain corporate events that affect the common stock, including but not limited to any extraordinary cash dividend, stock split, reorganization or other relevant change in capitalization, appropriate adjustments may be made with respect to the number of shares available for grants under the 2019 OSIP, the number of shares covered by outstanding awards and the maximum number of shares that may be granted to any participant.

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

The Company recorded stock-based compensation expense of $2.9 million and $2.8 million during the three months ended April 3, 2022 and March 28, 2021, respectively.

The following table summarizes the PRSUs and RSUs granted by the Company to certain employees in accordance with the 2019 OSIP during the three months ended April 3, 2022:

	Three Months Ended April 3, 2022
	Number of Awards Granted	Weighted Average Grant Date Fair Value
PRSUs - Performance Condition	114,830	$38.37
PRSUs - Market Condition	32,825	$42.18
RSUs	193,568	$38.37

PRSUs - Performance Condition: The PRSUs granted to certain executive officers and management of the Company vest at the end of a three-year performance period if and to the extent that the Company's three year average return on invested capital achieves certain specified goals.

PRSUs - Market Condition: The PRSUs granted to certain senior executives vest based upon the Company's total stockholder return relative to the performance of a peer group over a three year performance period ending December 31, 2024. The grant date fair value of $42.18 per share underlying each PRSU award was calculated using a Monte Carlo simulation. The significant assumptions used to estimate the fair value were: grant date stock price of $38.37; term of 2.76 years; risk-free interest rate of 2.49%; expected volatility of IAA's common stock of 45.48% and the average expected volatility of the common stock of the peer group of 45.18%; correlation coefficients of IAA of 0.60 and the peer group's average of 0.72; and a dividend yield of 0.00%.

RSUs - The RSUs granted to certain executive officers and management of the Company are contingent upon continued employment and vest in three equal annual installments.
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
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended
	April 3, 2022	March 28, 2021
Net income	$81.5	$72.5
Weighted average common shares outstanding	134.3	134.6
Effect of dilutive stock awards	0.2	0.7
Weighted average common shares outstanding and potential common shares	134.5	135.3
Net income per share
Basic	$0.61	$0.54
Diluted	$0.61	$0.54

The weighted number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities and awards subject to performance and market conditions which have not been fully satisfied at the end of the respective reporting periods (in millions):

	Three Months Ended
	April 3, 2022	March 28, 2021
Anti-dilutive awards	0.3	—
Awards subject to conditions not fully satisfied	0.2	0.1
Total	0.5	0.1
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
During the first quarter of fiscal 2022, the Company repurchased 230,229 shares of its common stock for an aggregate gross purchase price of approximately $8.4 million pursuant to the Repurchase Program. As of April 3, 2022, approximately $357.6 million remained available under the Repurchase Program.

Note 5—Debt
Long-term debt consisted of the following (in millions):

	April 3, 2022	January 2, 2022
Term Loan	$650.0	$650.0
Notes	500.0	500.0
Revolving Credit Facility	121.0	165.0
Total debt	1,271.0	1,315.0
Unamortized debt issuance costs	(12.5)	(13.1)
Current maturities of long-term debt	(145.4)	(181.3)
Long-term debt	$1,113.1	$1,120.6

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

On April 30, 2021, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto (the “Credit Agreement”). The Credit Agreement provides for, among other things: (i) a senior secured term loan in an aggregate principal amount of $650 million (the "Term Loan") and (ii) a senior secured revolving credit facility with revolving commitments in an aggregate principal amount of $525 million (the "Revolving Credit Facility" and, together with the Term Loan, the "Credit Facility"). Borrowing availability under the Revolving Credit Facility is subject to no default or event of default under the Credit Agreement having occurred at the time of borrowing. The proceeds of the Credit Facility were used, along with cash on hand, to repay in full all outstanding borrowings under the Company’s 2019 Term Loan under its 2019 Credit Agreement. Future borrowings under the Revolving Credit Facility are expected to be used for the Company's ongoing working capital needs and general corporate purposes. The Credit Facility matures on April 30, 2026.

Subsequent to November 2, 2021, borrowings under the Credit Agreement bear interest at (A) at the Company’s option, the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1.00% (the “Base Rate”) for base rate borrowings or (B) LIBOR, in each case plus an applicable margin ranging from 0.375% to 1.25% with respect to Base Rate borrowings and 1.375% to 2.25% with respect to eurodollar borrowings, in each case, depending on the Company’s Consolidated Net Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement contains additional procedures for transition to a benchmark rate other than one-month LIBOR for eurodollar borrowings. The unused amount of the Revolving Credit Facility is subject to a commitment fee ranging from 0.175% and 0.30% depending on the Company’s Consolidated Net Leverage Ratio. As of April 3, 2022, the interest rate per annum for the Term Loan and the Revolving Credit Facility was 1.96%.

The Credit Agreement requires the Company to comply with certain financial covenants, including a requirement that the Company’s Consolidated Net Leverage Ratio not exceed 4:00 to 1:00 as of the last day of any fiscal quarter, subject to certain exceptions for qualifying material acquisitions. Consolidated Net Leverage Ratio is defined as the ratio of Consolidated Total Debt (as defined in the Credit Agreement) to Consolidated EBITDA (as defined in the Credit Agreement). The Credit Agreement also contains other affirmative and negative covenants that are usual and customary for a senior secured credit agreement. The negative covenants include limitations on (i) the disposition of assets, (ii) mergers and acquisitions, (iii) restricted payments, including payment of future dividends, distributions and stock repurchases by the Company, (iv) the incurrence of additional indebtedness, (v) permitted acquisitions and investments and (vi) the incurrence of additional liens on property. The Credit Agreement includes customary events of default.

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

Other

At April 3, 2022 and January 2, 2022, the Company had outstanding letters of credit in the aggregate amount of $5.6 million which reduced the amount available for borrowings under the Revolving Credit Facility.

Fair Value of Debt
The estimated fair value of the Company's Term Loan and Revolving Credit Facility as of April 3, 2022 and January 2, 2022 approximated book value as the interest rate is variable in nature.
The estimated fair value of the Company's Notes as of April 3, 2022 and January 2, 2022 was $500.6 million and $517.5 million, respectively. These estimates were based on broker-dealer quotes as of the respective dates and are considered Level 2 fair value measurements in the fair value hierarchy.
Note 6—Accounts Receivable

Components of accounts receivable, net were as follows (in millions):

	April 3, 2022	January 2, 2022
Advanced charges receivable	$312.4	$322.7
Trade accounts receivable	140.5	139.8
Other receivable	4.5	12.3
Accounts receivable, gross	457.4	474.8
Less: Allowance for credit losses	(9.3)	(9.1)
Accounts receivable, net	$448.1	$465.7
Note 7—Leases
The Company leases property, software, automobiles, trucks and trailers, pursuant to operating lease agreements. The Company also leases furniture, fixtures and equipment under finance leases. The leases have varying remaining lease terms with leases expiring through 2092, some of which include options to extend the leases.
The components of leases expense were as follows (in millions):

	Three Months Ended
	April 3, 2022	March 28, 2021
Operating lease cost	$42.3	$35.8

Finance lease cost:
Amortization of right-of-use assets	$3.0	$3.3
Interest on lease liabilities	0.2	0.2
Total finance lease cost	$3.2	$3.5

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended
	April 3, 2022	March 28, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$54.3	$34.1
Operating cash flows related to finance leases	$0.2	$0.2
Financing cash flows related to finance leases	$3.0	$3.1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$100.7	$35.1
Finance leases	$0.4	$0.3
Note 8—Acquisition
SYNETIQ Ltd.
On October 26, 2021, IAA, through its indirect wholly owned subsidiary, IAA International Holdings Limited, acquired 100% of SYNETIQ Ltd. ("SYNETIQ"), a leading integrated salvage and vehicle dismantling company in the United Kingdom, to expand its footprint in the United Kingdom. The cash purchase price for SYNETIQ, including working capital and other adjustments, was $314.2 million (£228.2 million), of which $260.2 million (£189.0 million) was paid out in the fourth quarter of fiscal 2021. The remaining payment of $54.0 million (£39.2 million), which was held in an escrow account and presented as Restricted cash on the consolidated balance sheets as of January 2, 2022, was paid out during the first quarter of fiscal 2022 upon receipt of required approvals from the U.K. Competition and Markets Authority. The Company funded the acquisition with cash on hand and $100.0 million in borrowings under its Revolving Credit Facility.

The following table summarizes the fair value of consideration transferred and the fair values of assets acquired and liabilities assumed as of the date of acquisition (in millions):

October 26, 2021
Cash	$260.2
Fair value of contingent consideration*	51.4
Total fair value of consideration transferred	$311.6
*Recorded in Other accrued expenses line within the consolidated balance sheets as of January 2, 2022.

October 26, 2021
Cash	$7.1
Accounts receivable	4.7
Inventory	17.4
ROU assets	39.0
Property and equipment	12.5
Goodwill	257.1
Intangible assets	41.3
Other assets	1.4
Accounts payable and other accrued expenses	(18.9)
Operating lease liabilities	(39.0)
Other long-term liabilities	(11.0)
Net assets acquired	$311.6

The Company did not record any material measurement period adjustments during the quarter ended April 3, 2022. The Company has not completed its determination of the fair value of tax related assets and liabilities as of April 3, 2022. The tax related amounts included in the table above are preliminary amounts and subject to change if additional information, which existed as of the acquisition date, becomes known to the Company. Accordingly, there could be material adjustments to the preliminary tax related fair values recorded during the measurement period.
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
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and SYNETIQ, as though the companies were combined as of the beginning of fiscal 2021 (in millions):

Three Months Ended
March 28, 2021
Net revenue	$478.4
Net income	71.8

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2021, and are not necessarily indicative of the Company's consolidated results of operations in future periods.

The pro forma results include adjustments related to purchase accounting, primarily amortization of intangible assets, and interest expense related to the borrowings under the Company's Revolving Credit Facility in connection with the acquisition of SYNETIQ.
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

Financial information regarding the Company's reportable segments is set forth below as of and for the three months ended April 3, 2022 (in millions):

	Three Months Ended April 3, 2022
	United States	International	Total
Revenues:
Service revenues	$396.6	$38.4	$435.0
Vehicle and parts sales	42.2	80.4	122.6
Total revenues	438.8	118.8	557.6
Operating expenses:
Cost of services	221.7	30.6	252.3
Cost of vehicle and parts sales	37.3	66.8	104.1
Selling, general and administrative	47.2	7.1	54.3
Depreciation and amortization	20.7	5.4	26.1
Total operating expenses	326.9	109.9	436.8
Operating profit	111.9	8.9	120.8
Interest expense, net	11.2	—	11.2
Other expense, net	1.1	0.5	1.6
Intercompany (income) expense	(1.8)	1.8	—
Income before income taxes	101.4	6.6	108.0
Income taxes	24.3	2.2	26.5
Net income	$77.1	$4.4	$81.5
Total assets	$2,576.2	$579.3	$3,155.5

Financial information regarding the Company's reportable segments is set forth below as of and for the three months ended March 28, 2021 (in millions):

	Three Months Ended March 28, 2021
	United States	International	Total
Revenues:
Service revenues	$332.4	$28.0	$360.4
Vehicle and parts sales	25.9	37.2	63.1
Total revenues	358.3	65.2	423.5
Operating expenses:
Cost of services	178.1	18.3	196.4
Cost of vehicle and parts sales	21.0	33.4	54.4
Selling, general and administrative	40.5	2.9	43.4
Depreciation and amortization	17.9	1.9	19.8
Total operating expenses	257.5	56.5	314.0
Operating profit	100.8	8.7	109.5
Interest expense, net	13.0	—	13.0
Other income, net	(0.2)	(0.2)	(0.4)
Intercompany (income) expense	(2.3)	2.3	—
Income before income taxes	90.3	6.6	96.9
Income taxes	22.7	1.7	24.4
Net income	$67.6	$4.9	$72.5
Total assets	$2,392.9	$232.9	$2,625.8

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
Sources of Revenues and Expenses
A significant portion of our revenue is derived from auction fees and related services associated with our salvage auctions. Our revenue earned from buyers represents fees charged based on a tiered structure that increases with the sales price of the vehicle as well as fees for additional services such as storage, transportation, and vehicle condition reporting. Our revenue earned from sellers represents the combination of the inbound tow, processing, storage, titling, enhancing and auctioning of the vehicle. The majority of our business comprises auctioning vehicles on a consignment basis, meaning that our sellers continue to own their vehicles until they are sold to buyers through one of our digital marketplaces. We recognize revenue from consigned vehicles on a net basis as we have no influence on the vehicle auction selling price agreed to by the seller and the buyer at the auction. We also purchase vehicles in certain situations and resell them or dismantle them and sell the vehicle parts and scrap. We recognize revenue from purchased vehicles on a gross basis, which results in lower gross margin versus vehicles sold at auction on a consignment basis.
Our operating expenses consist of cost of services, cost of vehicle and parts sales, selling, general and administrative and depreciation and amortization. Cost of services is comprised of payroll and related costs, subcontract services, supplies, insurance, property taxes, utilities, service contract claims, maintenance, and lease expense related to the auction sites. Cost of vehicle and parts sales represents the cost of purchased vehicles. Cost of services and cost of vehicle and parts sales exclude depreciation and amortization. Selling, general and administrative expenses are comprised of, among other things, payroll and related costs, sales and marketing, information technology services and professional fees.
COVID-19 Impact on our Business
The coronavirus pandemic ("COVID-19") has severely impacted, and continues to impact, worldwide economic activities. Following the reopening of the economy, miles driven continued to improve through fiscal 2021 and the first quarter of fiscal 2022 but remain slightly lower than pre-COVID-19 levels. We are continuing to experience labor, towing and other transportation pressures, which have increased our associated costs and we expect they will continue to do so at least in the near term. We believe the foregoing direct and indirect impacts of the COVID-19 pandemic may continue to have a negative impact on our business in fiscal 2022.
Acquisitions
On October 26, 2021, we acquired SYNETIQ Ltd. (“SYNETIQ”), a leading integrated salvage and vehicle dismantling company in the United Kingdom. The cash purchase price for SYNETIQ, including working capital and other adjustments, was $314.2 million (£228.2 million), of which $260.2 million (£189.0 million) was paid out in the fourth quarter of fiscal 2021. The remaining payment of $54.0 million (£39.2 million) was paid out in the first quarter of fiscal 2022 upon receiving required approvals from the U.K. Competition and Markets Authority (“CMA”). The results of operations of SYNETIQ are included in our International segment from the date of the acquisition. See Note 8 – Acquisition in the notes to consolidated financial statements for additional information on this acquisition.
On June 18, 2021, we acquired Marisat, Inc. d/b/a Auto Exchange ("Auto Exchange"), a salvage auction provider located in New Jersey. The results of operations of Auto Exchange are included in our United States segment from the date of the acquisition.

Share Repurchase Program
On August 2, 2021, our Board of Directors authorized a share repurchase program under which we can repurchase up to $400.0 million (exclusive of fees and commissions) of shares of our common stock (the “Repurchase Program”). The Repurchase Program expires on August 3, 2026. During the first quarter of fiscal 2022, the Company repurchased 230,229 shares for a gross purchase price of approximately $8.4 million pursuant to the Repurchase Program. As of April 3, 2022, approximately $357.6 million remained available under the Repurchase Program. See Note 5 - Net Income Per Share in the notes to consolidated financial statements for additional information on the Repurchase Program.
Results of Operations

	Three Months Ended		Change
(Dollars in millions, except per share data)	Apr 3, 2022	Mar 28, 2021	$	%
Revenues:
Service revenues	$435.0	$360.4	$74.6	20.7%
Vehicle and parts sales	122.6	63.1	59.5	94.3%
Total revenues	557.6	423.5	134.1	31.7%
Operating expenses:
Cost of services	252.3	196.4	55.9	28.5%
Cost of vehicle and parts sales	104.1	54.4	49.7	91.4%
Selling, general and administrative	54.3	43.4	10.9	25.1%
Depreciation and amortization	26.1	19.8	6.3	31.8%
Total operating expenses	436.8	314.0	122.8	39.1%
Operating profit	120.8	109.5	11.3	10.3%
Interest expense, net	11.2	13.0	(1.8)	(13.8)%
Other expense (income), net	1.6	(0.4)	2.0	NM*
Income before income taxes	108.0	96.9	11.1	11.5%
Income taxes	26.5	24.4	2.1	8.6%
Net income	$81.5	$72.5	$9.0	12.4%
Net income per share
Basic	$0.61	$0.54	$0.07	13.0%
Diluted	$0.61	$0.54	$0.07	13.0%
________________
* NM - Not meaningful
Service Revenues

	Three Months Ended		Change
(Dollars in millions)	Apr 3, 2022	Mar 28, 2021	$	%
United States	$396.6	$332.4	$64.2	19.3%
International	38.4	28.0	10.4	37.1%
Total service revenues	$435.0	$360.4	$74.6	20.7%

United States service revenues increased by $64.2 million due to an increase in revenue per unit of 18%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings and higher used car prices. United States service revenues also benefited from a higher volume of vehicles sold, which increased by 4% primarily due to higher miles driven.

International service revenues increased by $10.4 million due to incremental revenue of $7.0 million from the SYNETIQ acquisition, an increase in revenue per unit of 4%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings and higher used car prices. International service revenues also benefited from a higher volume of vehicles sold, which increased by 5% primarily due to higher miles driven.

Vehicle and Parts Sales

	Three Months Ended		Change
(Dollars in millions)	Apr 3, 2022	Mar 28, 2021	$	%
United States	$42.2	$25.9	$16.3	62.9%
International	80.4	37.2	43.2	116.1%
Total vehicle and parts sales	$122.6	$63.1	$59.5	94.3%

United States vehicle sales increased by $16.3 million due to a higher volume of vehicles sold, which increased by 29% mainly due to an increase in vehicle purchases, and an increase in revenue per unit sold of 27%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings as well as higher used car prices.
International vehicle and parts sales increased by $43.2 million due to incremental revenue of $40.7 million from the SYNETIQ acquisition, and an increase in revenue per unit sold of 12%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings as well as higher used car prices.

Cost of Services

	Three Months Ended		Change
(Dollars in millions)	Apr 3, 2022	Mar 28, 2021	$	%
United States	$221.7	$178.1	$43.6	24.5%
International	30.6	18.3	12.3	67.2%
Total cost of services	$252.3	$196.4	$55.9	28.5%

United States cost of services increased by $43.6 million primarily due to a higher volume of vehicles sold and higher costs relating to towing, wages, occupancy and vehicle processing.

International cost of services increased by $12.3 million primarily due to incremental costs of $9.8 million from the SYNETIQ acquisition, a higher volume of vehicles sold and higher towing costs.

Recent increases in the cost of fuel have led to increased prices charged by our independent subhaulers and trucking fleet operators, which has resulted in an increase in our associated costs in both segments.

Cost of Vehicle and Parts Sales

	Three Months Ended		Change
(Dollars in millions)	Apr 3, 2022	Mar 28, 2021	$	%
United States	$37.3	$21.0	$16.3	77.6%
International	66.8	33.4	33.4	100.0%
Total cost of vehicle and parts sales	$104.1	$54.4	$49.7	91.4%

United States cost of vehicle sales increased by $16.3 million due to a higher volume of vehicles sold and higher average purchase prices.

International cost of vehicle and parts sales increased by $33.4 million primarily due to incremental costs of $30.2 million from the SYNETIQ acquisition and higher average purchase prices.
Selling, General and Administrative

	Three Months Ended		Change
(Dollars in millions)	Apr 3, 2022	Mar 28, 2021	$	%
United States	$47.2	$40.5	$6.7	16.5%
International	7.1	2.9	4.2	144.8%
Total selling, general and administrative expenses	$54.3	$43.4	$10.9	25.1%

United States selling, general and administrative expenses increased by $6.7 million primarily due to higher costs relating to increased headcount and higher professional services and information technology costs, partially offset by a $2.7 million non-income, tax related accrual in the prior year period.

International selling, general and administrative expenses increased by $4.2 million primarily due to incremental costs from the SYNETIQ acquisition.
Depreciation and Amortization

	Three Months Ended		Change
(Dollars in millions)	Apr 3, 2022	Mar 28, 2021	$	%
United States	$20.7	$17.9	$2.8	15.6%
International	5.4	1.9	3.5	184.2%
Total depreciation and amortization	$26.1	$19.8	$6.3	31.8%

Depreciation and amortization increased by $6.3 million as there were more intangible assets to amortize in both segments, including amortization related to intangible assets acquired in recent acquisitions.
Interest Expense
Interest expense decreased by $1.8 million as compared to the prior year period due to lower interest rates on our floating rate debt.
Liquidity and Capital Resources
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations and working capital. Our principal source of liquidity consists of cash generated by operations. Our Revolving Credit Facility (as defined below) provides another source of liquidity as needed.
Our cash flow is used to invest in new products and services, fund capital expenditures and working capital requirements and, coupled with borrowings under our Revolving Credit Facility, is expected to be adequate to satisfy our cash requirements, including those listed below, fund future acquisitions, and repurchase shares of our common stock, if any. Our ability to fund our cash requirements will depend on our ongoing ability to generate cash from operations and to access borrowings under our Revolving Credit Facility. We believe that our cash on hand, future cash from operations, borrowings available under our Revolving Credit Facility and access to the debt and capital markets will provide adequate resources to fund our operating and financing needs for the next twelve months and beyond.
Approximately $31.1 million of available cash was held by our foreign subsidiaries as of April 3, 2022. We do not currently expect to incur significant additional tax liabilities if funds held by our foreign subsidiaries were to be repatriated.
There have been no material changes to our cash requirements from known contractual and other obligations reported in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 filed with the Securities and Exchange Commission (the "SEC") on February 28, 2022.

Debt Service Obligations
On April 30, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto (the "Credit Agreement"). The Credit Agreement provides for, among other things: (i) a senior secured term loan in an aggregate principal amount of $650 million (the "Term Loan") and (ii) a senior secured revolving credit facility with revolving commitments in an aggregate principal amount of $525 million (the "Revolving Credit Facility" and, together with the Term Loan, the “Credit Facility”). Borrowing availability under the Revolving Credit Facility is subject to no default or event of default under the Credit Agreement having occurred at the time of borrowing. The Credit Facility matures on April 30, 2026. As of April 3, 2022, $650.0 million was outstanding under the Term Loan and $121.0 million was outstanding under the Revolving Credit Facility. We were in compliance with the covenants in the Credit Agreement at April 3, 2022.

On June 6, 2019, we issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027. We must pay interest on the Notes in cash on June 15 and December 15 of each year at a rate of 5.500% per annum, with the first interest payment date being December 15, 2019. The Notes will mature on June 15, 2027. The net proceeds from the Notes offering, together with borrowings under our prior senior credit facility, were used to make a cash distribution to KAR Auto Auction Services, Inc. ("KAR") and to pay fees and expenses related to the separation from KAR in June 2019. We were in compliance with the covenants in the indenture governing the Notes at April 3, 2022.

See Note 5 - Debt in the notes to consolidated financial statements for additional information on our outstanding indebtedness.

Capital Expenditures
Capital expenditures for the three months ended April 3, 2022 and March 28, 2021 were $30.9 million and $30.3 million, respectively. Our capital expenditures during the three months ended April 3, 2022 primarily related to real estate development and technology-based investments, including improvements in information technology systems and infrastructure. Capital expenditures were funded primarily from cash flow from operations. We continue to invest in our core information technology capabilities and capacity expansion. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Acquisitions
On October 26, 2021, we acquired SYNETIQ, a leading integrated salvage and vehicle dismantling company in the United
Kingdom. The cash purchase price for SYNETIQ, including working capital and other adjustments, was $314.2 million (£228.2 million), of which $260.2 million (£189.0 million) was paid out in the fourth quarter of fiscal 2021. The remaining payment of
$54.0 million (£39.2 million) was contingent upon receipt of required approvals from the CMA and held in an escrow account at January 2, 2022. During the first quarter of fiscal 2022, we received the required approval from CMA and made the remaining payment of $54.0 million (£39.2 million). We funded the acquisition with cash on hand and $100.0 million in borrowings under our Revolving Credit Facility. See Note 8 – Acquisition in the notes to consolidated financial statements for additional information on this acquisition.

Some of our prior years' acquisitions included contingent payments based on certain conditions and future performance. As of April 3, 2022, we had estimated contingent consideration with a fair value of approximately $5.7 million (based on Level 3 inputs), of which $2.7 million is reported in Other accrued expenses line and $3.0 million is reported in Other liabilities line within the accompanying consolidated balance sheet.

Summary of Cash Flows

	Three Months Ended
(in millions)	April 3, 2022	March 28, 2021	Change
Net cash provided by (used by):
Operating activities	$97.7	$121.3	$(23.6)
Investing activities	5.2	(31.1)	36.3
Financing activities	(128.8)	(8.6)	(120.2)
Effect of exchange rate on cash	(0.3)	0.5	(0.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(26.2)	$82.1	$(108.3)
Net cash provided by operating activities during the three months ended April 3, 2022 decreased by $23.6 million as compared to the three months ended March 28, 2021. The decrease in operating cash flow was primarily attributable to a decrease in incentive-based compensation accruals and an increase in operating lease payments. This decrease was partially offset by an increase in profitability, net of non-cash adjustments of $21.7 million.
Net cash provided by investing activities during the three months ended April 3, 2022 increased by $36.3 million as compared to the three months ended March 28, 2021. The increase was primarily relating to the proceeds from the sale of a property in South Carolina which was simultaneously leased back to the Company.
Net cash used by financing activities was $128.8 million for the three months ended April 3, 2022 as compared to $8.6 million for the three months ended March 28, 2021. The increase in net cash used by financing activities was primarily attributable to the remaining payment of $51.4 million relating to the SYNETIQ acquisition, payments of our debt of $44.0 million, a decrease in book overdrafts of $15.4 million and $8.4 million in repurchases of our common stock under our Repurchase Program..
Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material. There have been no material changes in our critical accounting policies disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 filed with the SEC on February 28, 2022.

For further information about recently issued accounting pronouncements, see Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to market risks and related disclosures from those disclosed under “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 filed with the SEC on February 28, 2022.

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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of April 3, 2022.
Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended April 3, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.    Legal Proceedings

See Note 9 - Commitments and Contingencies in the condensed notes to consolidated financial statements for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K which was filed with the SEC on February 28, 2022. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 28, 2022.

Macroeconomic factors, including high fuel prices, high labor costs, rising inflation and changes in used car prices, may have an adverse effect on our revenues, gross profit and operating results.

Macroeconomic factors that affect oil prices and the vehicle and commodity markets can have adverse effects on our revenues and operating results. Significant increases in the cost of fuel, whether due to inflationary pressures, the current war between
Ukraine and Russia or otherwise, could lead to a reduction in miles driven per car and a reduction in accident rates. A material reduction in accident rates, whether due to a reduction in miles driven or other factors, could reduce our vehicle assignment volumes which, in turn, could have a material adverse impact on our revenues. In addition, significant increases in the cost of fuel have resulted and could continue to result in an increase in the prices charged to us by our independent subhaulers and trucking fleet operators. Further, we have recently experienced labor shortages, which have resulted in an increase in associated costs, such as increased overtime to meet demand and increased wages to attract and retain employees. If these conditions or other inflationary pressures continue, our costs for towing and branch labor may continue to rise. To the extent we are unable to pass these costs on to our customers, the increase in prices charged by our independent subhaulers and trucking fleet operators and the increase in labor costs have negatively impacted and could continue to negatively impact our profitability.

Volatility in used car prices could have a material adverse effect on our revenues in future periods. While increased used vehicle prices have recently resulted in an increase in our revenue per unit, a sustained increase in used vehicle prices may result in vehicle owners holding on to their vehicles for longer periods of time, which could negatively impact our vehicle assignment volumes. See “A significant change in used-vehicle prices could impact the proceeds and revenue from the sale of damaged and total loss vehicles” in our Annual Report on Form 10-K filed with the SEC on February 28, 2022 for additional information.

In addition, we continue to invest in capacity expansion, including the opening of new auction facilities. Adverse economic conditions, including increases in interest rates and lease rates, real estate values and real estate development and construction costs, may increase the costs required to invest in capacity expansion or delay our ability to open new facilities, both of which could have a material impact on our consolidated results of operations and financial position.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2021, the Company’s Board of Directors authorized the Repurchase Program under which we can repurchase up to $400.0 million (exclusive of fees and commissions) of shares of our common stock. The Repurchase Program expires on August 3, 2026. See Note 4 – Net Income per Share in the notes to consolidated financial statements for additional information on the Repurchase Program.
The following table presents a summary of common stock repurchases made during the three months ended April 3, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program
January 3, 2022 - February 6, 2022	—	$—	—	$365,993,529
February 7, 2022 - March 6, 2022	27,206	35.40	27,206	365,030,453
March 7, 2022 - April 3, 2022	203,023	36.52	203,023	357,615,154
Total	230,229		230,229

Item 6.    Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.1	6/28/2019
3.2	Amended and Restated By-laws of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.2	6/28/2019
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X*
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Condensed Notes to Consolidated Financial Statements					X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_______________________________________________________________________________
*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IAA, Inc.
(Registrant)

Date:	May 10, 2022	/s/ John W. Kett
John W. Kett President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date:	May 10, 2022	/s/ Susan Healy
Susan Healy Executive Vice President, Chief Financial Officer (Principal Financial Officer)