Form 10-Q
period 2022-07-03
IAA, Inc.
filed 2022-08-09
CIK 1745041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of August 2, 2022, 133,747,248 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

IAA, Inc.

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward- looking statements. Such statements include statements regarding the impact of COVID-19 and macroeconomic conditions on our business; our future growth; expectations regarding vehicle volume sales, results of operations and capital expenditures; and our continued investment in information technology. Such statements are based on management’s current expectations, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: the impact of macroeconomic factors, including high fuel prices and rising inflation, on our revenues, gross profit and operating results; the loss of one or more significant vehicle suppliers or a reduction in significant volume from such suppliers; our ability to meet or exceed customers’ demand and expectations; significant current competition and the introduction of new competitors or other disruptive entrants in our industry; the risk that our facilities lack the capacity to accept additional vehicles and our ability to obtain land or renew/enter into new leases at commercially reasonable rates; our ability to effectively maintain or update information and technology systems; our ability to implement and maintain measures to protect against cyberattacks and comply with applicable privacy and data security requirements; our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements, including from our margin expansion plan; business development activities, including acquisitions and the integration of acquired businesses, and the risks that the anticipated benefits of any acquisitions may not be fully realized or take longer to realize than expected; our expansion into markets outside the U.S. and the operational, competitive and regulatory risks facing our non-U.S. based operations; our reliance on subhaulers and trucking fleet operations; changes in used-vehicle prices and the volume of damaged and total loss vehicles we purchase; economic conditions, including fuel prices, commodity prices, foreign exchange rates and interest rate fluctuations; trends in new- and used-vehicle sales and incentives; uncertainties regarding ongoing surges of COVID-19 infections, including new more contagious and/or vaccine resistant variants, and the impact on the duration and severity of the COVID-19 pandemic and measures intended to reduce its spread, including the availability, rate of public acceptance and efficacy of COVID-19 vaccines; and other risks and uncertainties identified in our filings with the Securities and Exchange Commission (the “SEC”), including under Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 28, 2022 and Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2022, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC, including subsequent Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
IAA, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Revenues:
Service revenues	$416.6	$382.5	$851.6	$742.9
Vehicle and parts sales	103.7	62.6	226.3	125.7
Total revenues	520.3	445.1	1,077.9	868.6
Operating expenses:
Cost of services	242.7	197.6	495.0	394.0
Cost of vehicle and parts sales	95.6	51.6	199.7	106.0
Selling, general and administrative	47.5	43.7	101.8	87.1
Depreciation and amortization	26.6	20.5	52.7	40.3
Total operating expenses	412.4	313.4	849.2	627.4
Operating profit	107.9	131.7	228.7	241.2
Interest expense, net	11.5	21.9	22.7	34.9
Other expense (income), net	3.6	(0.3)	5.2	(0.7)
Income before income taxes	92.8	110.1	200.8	207.0
Income taxes	10.1	27.2	36.6	51.6
Net income	$82.7	$82.9	$164.2	$155.4
Net income per share:
Basic	$0.62	$0.61	$1.22	$1.15
Diluted	$0.62	$0.61	$1.22	$1.15

See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Net income	$82.7	$82.9	$164.2	$155.4
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(24.9)	3.0	(32.0)	6.0
Comprehensive income	$57.8	$85.9	$132.2	$161.4
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Balance Sheets
(in millions, except per share amounts)

	July 3, 2022	January 2, 2022
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$137.6	$109.4
Restricted cash	—	53.0
Accounts receivable, net of allowances of $9.3 and $9.1	394.8	465.7
Prepaid consigned vehicle charges	60.7	72.2
Other current assets	93.5	69.6
Total current assets	686.6	769.9
Non-current assets
Operating lease right-of-use assets, net of accumulated amortization of $288.1 and $238.3	1,122.9	1,024.4
Property and equipment, net of accumulated depreciation of $551.1 and $531.9	327.0	338.1
Goodwill	769.2	797.5
Intangible assets, net of accumulated amortization of $578.1 and $549.6	188.6	197.5
Other assets	31.3	26.9
Total non-current assets	2,439.0	2,384.4
Total assets	$3,125.6	$3,154.3

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$191.2	$163.5
Short-term right-of-use operating lease liability	88.0	94.3
Accrued employee benefits and compensation expenses	27.1	44.2
Other accrued expenses	73.1	124.6
Current maturities of long-term debt	24.4	181.3
Total current liabilities	403.8	607.9
Non-current liabilities
Long-term debt	1,105.6	1,120.6
Long-term right-of-use operating lease liability	1,079.4	984.8
Deferred income tax liabilities	70.9	74.8
Other liabilities	27.4	32.6
Total non-current liabilities	2,283.3	2,212.8
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value: Authorized: 150.0 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value: Authorized: 750.0 shares; issued and outstanding: 133.7 shares at July 3, 2022 and 134.2 shares at January 2, 2022	1.3	1.3
Treasury stock at cost: 1.4 shares at July 3, 2022 and 0.7 shares at January 2, 2022	(61.2)	(34.0)
Additional paid-in capital	18.5	18.6
Retained earnings	526.3	362.1
Accumulated other comprehensive loss	(46.4)	(14.4)
Total stockholders' equity	438.5	333.6
Total liabilities and stockholders' equity	$3,125.6	$3,154.3
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Three Months Ended July 3, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at April 3, 2022	134.2	$1.3	0.9	$(42.4)	$15.0	$443.6	$(21.5)	$396.0
Net income	—	—	—	—	—	82.7	—	82.7
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(24.9)	(24.9)
Purchase of treasury stock	(0.5)	—	0.5	(18.8)	—	—	—	(18.8)
Stock-based compensation expense	—	—	—	—	2.9	—	—	2.9
Common stock issued for the exercise and vesting of stock-based awards	—	—	—	—	0.3	—	—	0.3
Common stock issued for employee stock purchase plan	—	—	—	—	0.4	—	—	0.4
Withholding taxes on stock-based awards	—	—	—	—	(0.1)	—	—	(0.1)
Balance at July 3, 2022	133.7	$1.3	1.4	$(61.2)	$18.5	$526.3	$(46.4)	$438.5

	Three Months Ended June 27, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 28, 2021	134.8	$1.3	$9.3	$140.2	$(8.6)	$142.2
Net income	—	—	—	82.9	—	82.9
Foreign currency translation adjustments, net of tax	—	—	—	—	3.0	3.0
Stock-based compensation expense	—	—	2.6	—	—	2.6
Common stock issued for the exercise and vesting of stock-based awards	—	—	0.3	—	—	0.3
Common stock issued for employee stock purchase plan	—	—	0.4	—	—	0.4
Withholding taxes on stock-based awards	—	—	(1.2)	—	—	(1.2)
Balance at June 27, 2021	134.8	$1.3	$11.4	$223.1	$(5.6)	$230.2
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Six Months Ended July 3, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 2, 2022	134.2	$1.3	0.7	$(34.0)	$18.6	$362.1	$(14.4)	$333.6
Net income	—	—	—	—	—	164.2	—	164.2
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(32.0)	(32.0)
Purchase of treasury stock	(0.7)	—	0.7	(27.2)	—	—	—	(27.2)
Stock-based compensation expense	—	—	—	—	5.8	—	—	5.8
Common stock issued for the exercise and vesting of stock-based awards	0.3	—	—	—	0.3	—	—	0.3
Common stock issued for employee stock purchase plan	—	—	—	—	0.7	—	—	0.7
Withholding taxes on stock-based awards	(0.1)	—	—	—	(6.9)	—	—	(6.9)
Balance at July 3, 2022	133.7	$1.3	1.4	$(61.2)	$18.5	$526.3	$(46.4)	$438.5

	Six Months Ended June 27, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 27, 2020	134.5	$1.3	$12.0	$67.7	$(11.6)	$69.4
Net income	—	—	—	155.4	—	155.4
Foreign currency translation adjustments, net of tax	—	—	—	—	6.0	6.0
Stock-based compensation expense	—	—	5.4	—	—	5.4
Common stock issued for the exercise and vesting of stock-based awards	0.4	—	0.4	—	—	0.4
Common stock issued for employee stock purchase plan	—	—	0.8	—	—	0.8
Withholding taxes on stock-based awards	(0.1)	—	(7.2)	—	—	(7.2)
Balance at June 27, 2021	134.8	$1.3	$11.4	$223.1	$(5.6)	$230.2
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	July 3, 2022	June 27, 2021
Operating activities
Net income	$164.2	$155.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.7	40.3
Operating lease expense	86.8	73.3
Stock-based compensation	5.8	5.4
Provision for credit losses	0.4	(0.2)
Loss on extinguishment of debt	—	10.3
Amortization of debt issuance costs	1.4	1.9
Deferred income taxes	(2.3)	5.6
Change in contingent consideration liabilities	3.0	—
Other	3.7	(0.2)
Changes in operating assets and liabilities:
Operating lease payments	(95.9)	(69.7)
Accounts receivable and other assets	66.7	32.2
Accounts payable and accrued expenses	(56.2)	(3.6)
Net cash provided by operating activities	230.3	250.7
Investing activities
Acquisition of business, net of cash acquired	—	(4.0)
Purchases of property, equipment and computer software	(75.1)	(57.8)
Proceeds from the sale of property and equipment	38.7	0.4
Other	(1.6)	(1.3)
Net cash used by investing activities	(38.0)	(62.7)
Financing activities
Net increase in book overdrafts	49.3	—
Proceeds from debt issuance	—	650.0
Payments of long-term debt	(173.1)	(774.0)
Deferred financing costs	(0.1)	(4.6)
Finance lease payments	(6.7)	(5.9)
Purchase of treasury stock	(27.2)	—
Issuance of common stock under stock plans	0.3	0.4
Proceeds from issuance of employee stock purchase plan shares	0.7	0.8
Tax withholding payments for vested RSUs	(6.9)	(7.2)
Payment of contingent consideration	(51.4)	—
Net cash used by financing activities	(215.1)	(140.5)
Effect of exchange rate changes on cash	(2.0)	1.8
Net (decrease) increase in cash, cash equivalents and restricted cash	(24.8)	49.3
Cash, cash equivalents and restricted cash at beginning of period	162.4	232.8
Cash, cash equivalents and restricted cash at end of period	$137.6	$282.1
Cash paid for interest, net	$21.8	$23.5
Cash paid for taxes, net	$53.5	$44.7

See accompanying condensed notes to consolidated financial statements

	Period Ended
	July 3, 2022	January 2, 2022
Reconciliation of cash, cash equivalents and restricted cash reported in balance sheets
Cash and cash equivalents	$137.6	$109.4
Restricted cash	—	53.0
Total cash, cash equivalents and restricted cash shown in statements of cash flows	137.6	162.4

See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Basis of Presentation and Nature of Operations
Description of Business
IAA, Inc., together with its subsidiaries (collectively referred to herein as “IAA” and "the Company"), is a leading global digital marketplace connecting vehicle buyers and sellers. Leveraging leading-edge technology and focusing on innovation, IAA's unique platform facilitates the marketing and sale of total loss, damaged and low-value vehicles and vehicle parts for a full spectrum of sellers. Headquartered in Westchester, Illinois, the Company has more than 210 facilities throughout the United States, Canada and the United Kingdom. The Company serves a global buyer base and a full spectrum of sellers, including insurance companies, dealerships, fleet lease and rental car companies, and charitable organizations. The Company offers sellers a comprehensive suite of services aimed at maximizing vehicle value, reducing administrative costs, shortening selling cycle time and delivering the highest economic returns. The Company's solutions provide global buyers with the vehicles they need to, among other things, fulfill their vehicle rebuild requirements, replacement part inventory or scrap demand. IAA provides global buyers multiple digital bidding and buying channels, innovative vehicle merchandising, and efficient evaluation services, enhancing the overall purchasing experience.
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

There were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheets as of July 3, 2022 and January 2, 2022. For each of the Company's primary revenue streams, cash flows are consistent with the timing of revenue recognition.

For the three and six months ended July 3, 2022 and June 27, 2021, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material.

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

Participants include any employee, director, independent contractor or consultant of IAA or any affiliate of IAA selected to receive awards under the 2019 OSIP, and, upon his or her death, his or her successors, heirs, executors and administrators, as the case may be. As of July 3, 2022, the number of common shares reserved and available for awards under the 2019 OSIP is 4,253,691, subject to adjustment made in accordance with the 2019 OSIP. Upon the occurrence of certain corporate events that affect the common stock, including but not limited to any extraordinary cash dividend, stock split, reorganization or other relevant change in capitalization, appropriate adjustments may be made with respect to the number of shares available for grants under the 2019 OSIP, the number of shares covered by outstanding awards and the maximum number of shares that may be granted to any participant.

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

The Company recorded stock-based compensation expense of $2.9 million and $2.6 million during the three months ended July 3, 2022 and June 27, 2021, respectively, and $5.8 million and $5.4 million during the six months ended July 3, 2022 and June 27, 2021, respectively.

The following table summarizes the performance-based restricted stock units (“PRSUs”), time-based restricted stock units (“RSUs”) granted by the Company to certain employees and restricted stock awards (“RSAs”) granted by the Company to non-employee directors in accordance with the 2019 OSIP during the three and six months ended July 3, 2022:

	Three Months Ended July 3, 2022		Six Months Ended July 3, 2022
	Number of Awards Granted	Weighted Average Grant Date Fair Value	Number of Awards Granted	Weighted Average Grant Date Fair Value
PRSUs - Performance Condition	1,474	$37.93	116,304	$38.36
PRSUs - Market Condition	—	$—	32,825	$42.18
RSUs	38,153	$37.93	231,721	$38.30
RSAs	35,282	$35.00	35,282	$35.00

PRSUs - Performance Condition: The PRSUs granted to certain executive officers and certain other employees of the Company vest at the end of a three-year performance period if and to the extent that the Company's three year average return on invested capital achieves certain specified goals.

PRSUs - Market Condition: The PRSUs granted to certain executive officers and certain other employees vest based upon the Company's total stockholder return relative to the performance of a peer group over a three year performance period ending December 31, 2024. The grant date fair value of $42.18 per share underlying each PRSU award was calculated using a Monte Carlo simulation. The significant assumptions used to estimate the fair value were: grant date stock price of $38.37; term of 2.76 years; risk-free interest rate of 2.49%; expected volatility of IAA's common stock of 45.48% and the average expected volatility of the common stock of the peer group of 45.18%; correlation coefficients of IAA of 0.60 and the peer group's average of 0.72; and a dividend yield of 0.00%.

RSUs - The RSUs granted to certain executive officers and certain other employees of the Company are contingent upon continued employment and vest in three equal annual installments.

RSAs - The RSAs granted to non-employee directors vest in one installment on the earlier of the one-year anniversary date of the grant date or the day preceding the Company's next annual meeting of stockholders following the date of grant.
Note 4—Net Income Per Share
Basic net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to the Company's stock-based employee compensation program. The effect of stock options, RSUs and RSAs on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Net income	$82.7	$82.9	$164.2	$155.4
Weighted average common shares outstanding	133.9	134.8	134.1	134.7
Effect of dilutive stock awards	0.1	0.5	0.2	0.6
Weighted average common shares outstanding and potential common shares	134.0	135.3	134.3	135.3
Net income per share
Basic	$0.62	$0.61	$1.22	$1.15
Diluted	$0.62	$0.61	$1.22	$1.15

The weighted number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities and awards subject to performance and market conditions which have not been fully satisfied at the end of the respective reporting periods (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Anti-dilutive awards	0.4	0.1	0.3	0.1
Awards subject to conditions not fully satisfied	0.3	0.2	0.2	0.2
Total	0.7	0.3	0.5	0.3

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
During the three and six months ended July 3, 2022, the Company repurchased 521,056 shares and 751,285 shares of its common stock for an aggregate gross purchase price of approximately $18.8 million and $27.2 million, respectively, pursuant to the Repurchase Program. As of July 3, 2022, approximately $338.8 million remained available under the Repurchase Program.
Note 5—Debt
Long-term debt consisted of the following (in millions):

	July 3, 2022	January 2, 2022
Term Loan	$641.9	$650.0
Notes	500.0	500.0
Revolving Credit Facility	—	165.0
Total debt	1,141.9	1,315.0
Unamortized debt issuance costs	(11.9)	(13.1)
Current maturities of long-term debt	(24.4)	(181.3)
Long-term debt	$1,105.6	$1,120.6

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

During the three months ended June 27, 2021, the Company recognized a loss of $10.3 million on early extinguishment of the 2019 Credit Agreement, which is included within the interest expense, net line of the consolidated statements of income.

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

Subsequent to November 2, 2021, borrowings under the Credit Agreement bear interest at (A) at the Company’s option, the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1.00% (the “Base Rate”) for base rate borrowings or (B) LIBOR, in each case plus an applicable margin ranging from 0.375% to 1.25% with respect to Base Rate borrowings and 1.375% to 2.25% with respect to eurodollar borrowings, in each case, depending on the Company’s Consolidated Net Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement contains additional procedures for transition to a benchmark rate other than one-month LIBOR for eurodollar borrowings. The unused amount of the Revolving Credit Facility is subject to a commitment fee ranging from 0.175% and 0.30% depending on the Company’s Consolidated Net Leverage Ratio. As of July 3, 2022, the interest rate per annum for the Term Loan was 3.04%.

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

Other

At July 3, 2022 and January 2, 2022, the Company had outstanding letters of credit in the aggregate amount of $5.5 million and $5.6 million, respectively, which reduced the amount available for borrowings under the Revolving Credit Facility.

Fair Value of Debt
The estimated fair value of the Company's Term Loan as of July 3, 2022 and January 2, 2022 and the Revolving Facility as of January 2, 2022 approximated book value as the interest rate is variable in nature.
The estimated fair value of the Company's Notes as of July 3, 2022 and January 2, 2022 was $465.0 million and $517.5 million, respectively. These estimates were based on broker-dealer quotes as of the respective dates and are considered Level 2 fair value measurements in the fair value hierarchy.
Note 6—Accounts Receivable

Components of accounts receivable, net were as follows (in millions):

	July 3, 2022	January 2, 2022
Advanced charges receivable	$269.4	$322.7
Trade accounts receivable	132.0	139.8
Other receivable	2.7	12.3
Accounts receivable, gross	404.1	474.8
Less: Allowance for credit losses	(9.3)	(9.1)
Accounts receivable, net	$394.8	$465.7
Note 7—Leases
The Company leases property, software, automobiles, trucks and trailers, pursuant to operating lease agreements. The Company also leases furniture, fixtures and equipment under finance leases. The leases have varying remaining lease terms with leases expiring through 2092, some of which include options to extend the leases.

The components of leases expense were as follows (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Operating lease cost	$44.5	$37.5	$86.8	$73.3

Finance lease cost:
Amortization of right-of-use assets	$2.9	$2.9	$5.9	$6.2
Interest on lease liabilities	0.2	0.2	0.4	0.4
Total finance lease cost	$3.1	$3.1	$6.3	$6.6

Supplemental cash flow information related to leases was as follows (in millions):

	Six Months Ended
	July 3, 2022	June 27, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$95.9	$69.7
Operating cash flows related to finance leases	$0.4	$0.4
Financing cash flows related to finance leases	$6.7	$5.9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$148.2	$143.0
Finance leases	$0.7	$4.8
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

The Company finalized the purchase price allocation for the SYNETIQ acquisition during the three months ended July 3, 2022. The following table summarizes the fair value of consideration transferred and the fair values of assets acquired and liabilities assumed as of the date of acquisition (in millions):

October 26, 2021
Cash	$260.2
Fair value of contingent consideration*	51.4
Total fair value of consideration transferred	$311.6
*Recorded in Other accrued expenses line within the consolidated balance sheets as of January 2, 2022.

October 26, 2021
Cash	$7.1
Accounts receivable	4.7
Inventory	17.4
ROU assets	39.0
Property and equipment	12.5
Goodwill	256.4
Intangible assets	41.3
Other assets	1.4
Accounts payable and other accrued expenses	(18.9)
Operating lease liabilities	(39.0)
Other long-term liabilities	(10.3)
Net assets acquired	$311.6

The Company did not record any material measurement period adjustments during the quarter ended July 3, 2022 in connection with determining the final purchase price allocation for the SYNETIQ acquisition.
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
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and SYNETIQ, as though the companies were combined as of the beginning of fiscal 2021 (in millions):

	Three Months Ended June 27, 2021	Six Months Ended June 27, 2021
Net revenue	$496.2	$974.6
Net income	83.0	154.8

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2021, and is not necessarily indicative of the Company's consolidated results of operations in future periods.

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

Financial information regarding the Company's reportable segments is set forth below as of and for the three and six months ended July 3, 2022 (in millions):

	Three Months Ended July 3, 2022			Six Months Ended July 3, 2022
	United States	International	Total	United States	International	Total
Revenues:
Service revenues	$380.9	$35.7	$416.6	$777.5	$74.1	$851.6
Vehicle and parts sales	37.6	66.1	103.7	79.8	146.5	226.3
Total revenues	418.5	101.8	520.3	857.3	220.6	1,077.9
Operating expenses:
Cost of services	211.8	30.9	242.7	433.5	61.5	495.0
Cost of vehicle and parts sales	39.2	56.4	95.6	76.5	123.2	199.7
Selling, general and administrative	42.3	5.2	47.5	89.5	12.3	101.8
Depreciation and amortization	21.5	5.1	26.6	42.2	10.5	52.7
Total operating expenses	314.8	97.6	412.4	641.7	207.5	849.2
Operating profit	103.7	4.2	107.9	215.6	13.1	228.7
Interest expense, net	11.5	—	11.5	22.7	—	22.7
Other expense, net	3.6	—	3.6	4.7	0.5	5.2
Intercompany (income) expense	(2.2)	2.2	—	(4.0)	4.0	—
Income before income taxes	90.8	2.0	92.8	192.2	8.6	200.8
Income taxes	9.6	0.5	10.1	33.9	2.7	36.6
Net income	$81.2	$1.5	$82.7	$158.3	$5.9	$164.2
Total assets	$2,575.7	$549.9	$3,125.6	$2,575.7	$549.9	$3,125.6

Financial information regarding the Company's reportable segments is set forth below as of and for the three and six months ended June 27, 2021 (in millions):

	Three Months Ended June 27, 2021			Six Months Ended June 27, 2021
	United States	International	Total	United States	International	Total
Revenues:
Service revenues	$359.0	$23.5	$382.5	691.4	51.5	742.9
Vehicle and parts sales	34.0	28.6	62.6	59.9	65.8	125.7
Total revenues	393.0	52.1	445.1	751.3	117.3	868.6
Operating expenses:
Cost of services	182.7	14.9	197.6	360.8	33.2	394.0
Cost of vehicle and parts sales	26.7	24.9	51.6	47.7	58.3	106.0
Selling, general and administrative	40.5	3.2	43.7	81.0	6.1	87.1
Depreciation and amortization	18.4	2.1	20.5	36.3	4.0	40.3
Total operating expenses	268.3	45.1	313.4	525.8	101.6	627.4
Operating profit	124.7	7.0	131.7	225.5	15.7	241.2
Interest expense, net	22.0	(0.1)	21.9	35.0	(0.1)	34.9
Other income, net	(0.1)	(0.2)	(0.3)	(0.3)	(0.4)	(0.7)
Intercompany (income) expense	(2.1)	2.1	—	(4.4)	4.4	—
Income before income taxes	104.9	5.2	110.1	195.2	11.8	207.0
Income taxes	25.5	1.7	27.2	48.2	3.4	51.6
Net income	$79.4	$3.5	$82.9	$147.0	$8.4	$155.4
Total assets	$2,434.6	$238.1	$2,672.7	$2,434.6	$238.1	$2,672.7

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
Executive Overview
Our Business
We are a leading global digital marketplace connecting vehicle buyers and sellers. Leveraging leading-edge technology and focusing on innovation, our unique platform facilitates the marketing and sale of total-loss, damaged and low-value vehicles for a full spectrum of sellers. Headquartered in Westchester, IL, we have two operating and reportable segments: United States and International. We maintain operations in the United States, which make up the United States segment and operations in Canada and the United Kingdom, which make up the International segment. We have more than 210 facilities across both business segments.
We serve a global buyer base and a full spectrum of sellers, including insurance companies, dealerships, fleet lease and rental car companies, and charitable organizations. We offer sellers a comprehensive suite of services aimed at maximizing vehicle value, reducing administrative costs, shortening selling cycle time and delivering the highest economic returns. Our solutions provide global buyers with the vehicles they need to, among other things, fulfill their vehicle rebuild requirements, replacement part inventory or scrap demand. We provide global buyers with multiple digital bidding and buying channels, innovative vehicle merchandising, and efficient evaluation services, enhancing the overall purchasing experience.
Sources of Revenues and Expenses
A significant portion of our revenue is derived from auction fees and related services associated with our salvage auctions. Our revenue earned from buyers represents fees charged based on a tiered structure that increases with the sales price of the vehicle, as well as fees for additional services such as storage, transportation, and vehicle condition reporting. Our revenue earned from sellers represents the combination of the inbound tow, processing, storage, titling, enhancing and auctioning of the vehicle. The majority of our business comprises auctioning vehicles on a consignment basis, meaning that our sellers continue to own their vehicles until they are sold to buyers through one of our digital marketplaces. We recognize revenue from consigned vehicles on a net basis as we have no influence on the vehicle auction selling price agreed to by the seller and the buyer at the auction. We also purchase vehicles in certain situations and resell them or, in our International segment, dismantle them and sell the vehicle parts and scrap. We recognize revenue from purchased vehicles on a gross basis, which results in lower gross margin versus vehicles sold at auction on a consignment basis.
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
Market Trends and Uncertainties
The coronavirus pandemic ("COVID-19") has severely impacted, and continues to impact, worldwide economic activities. In addition, the global economy has recently experienced extreme volatility and disruptions, including increases in fuel prices and other inflationary conditions, disruptions in the global supply chain and uncertainty about economic stability. The higher production costs and supply chain disruptions related to new vehicles continue to keep new vehicle prices elevated resulting in an increase in used car prices. This increase in used car prices has contributed to our higher average selling prices and revenue per unit, which have been offset slightly by higher purchased vehicle costs. As a result of macroeconomic conditions, we are continuing to experience labor, towing and other transportation pressures, which have increased our associated costs and adversely impacted our gross margin. In addition, rising interest rates are increasing our interest expense related to our variable debt obligations. We believe the foregoing direct and indirect impacts of the COVID-19 pandemic and current macroeconomic environment will continue to impact our business in fiscal 2022.

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
Share Repurchase Program
On August 2, 2021, our Board of Directors authorized a share repurchase program under which we can repurchase up to $400.0 million (exclusive of fees and commissions) of shares of our common stock (the “Repurchase Program”). The Repurchase Program expires on August 3, 2026. During the three and six months ended July 3, 2022, we repurchased 521,056 shares and 751,285 shares of our common stock for an aggregate gross purchase price of approximately $18.8 million and $27.2 million, respectively, pursuant to the Repurchase Program. As of July 3, 2022, approximately $338.8 million remained available under the Repurchase Program. See Note 5 - Net Income Per Share in the notes to consolidated financial statements for additional information on the Repurchase Program.
Results of Operations

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions, except per share data)	Jul 3, 2022	Jun 27, 2021	$	%	Jul 3, 2022	Jun 27, 2021	$	%
Revenues:
Service revenues	$416.6	$382.5	$34.1	8.9%	$851.6	$742.9	$108.7	14.6%
Vehicle and parts sales	103.7	62.6	41.1	65.7%	226.3	125.7	100.6	80.0%
Total revenues	520.3	445.1	75.2	16.9%	1,077.9	868.6	209.3	24.1%
Operating expenses:
Cost of services	242.7	197.6	45.1	22.8%	495.0	394.0	101.0	25.6%
Cost of vehicle and parts sales	95.6	51.6	44.0	85.3%	199.7	106.0	93.7	88.4%
Selling, general and administrative	47.5	43.7	3.8	8.7%	101.8	87.1	14.7	16.9%
Depreciation and amortization	26.6	20.5	6.1	29.8%	52.7	40.3	12.4	30.8%
Total operating expenses	412.4	313.4	99.0	31.6%	849.2	627.4	221.8	35.4%
Operating profit	107.9	131.7	(23.8)	(18.1)%	228.7	241.2	(12.5)	(5.2)%
Interest expense, net	11.5	21.9	(10.4)	(47.5)%	22.7	34.9	(12.2)	(35.0)%
Other expense (income), net	3.6	(0.3)	3.9	NM*	5.2	(0.7)	5.9	NM*
Income before income taxes	92.8	110.1	(17.3)	(15.7)%	200.8	207.0	(6.2)	(3.0)%
Income taxes	10.1	27.2	(17.1)	(62.9)%	36.6	51.6	(15.0)	(29.1)%
Net income	$82.7	$82.9	$(0.2)	(0.2)%	$164.2	$155.4	$8.8	5.7%
Net income per share
Basic	$0.62	$0.61	$0.01	1.6%	$1.22	$1.15	$0.07	6.1%
Diluted	$0.62	$0.61	$0.01	1.6%	$1.22	$1.15	$0.07	6.1%
________________
* NM - Not meaningful

Service Revenues

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	Jul 3, 2022	Jun 27, 2021	$	%	Jul 3, 2022	Jun 27, 2021	$	%
United States	$380.9	$359.0	$21.9	6.1%	$777.5	$691.4	$86.1	12.5%
International	35.7	23.5	12.2	51.9%	74.1	51.5	22.6	43.9%
Total service revenues	$416.6	$382.5	$34.1	8.9%	$851.6	$742.9	$108.7	14.6%

Three Months Ended July 3, 2022 versus June 27, 2021

United States service revenues increased by $21.9 million due to an increase in revenue per unit of 11%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings and higher used car prices. This increase was partially offset by a lower volume of vehicles sold, which decreased by 5% primarily due to the previous loss of significant volume from a single vehicle supplier, partially offset by volume gains from other vehicle suppliers.

International service revenues increased by $12.2 million due to incremental revenue of $5.6 million from the SYNETIQ acquisition, and a higher volume of vehicles sold, which increased by 23% primarily due to higher miles driven in Canada. These increases were partially offset by a decrease in revenue per unit of 1% mainly due to a change in mix of vehicles sold.

Six Months Ended July 3, 2022 versus June 27, 2021

United States service revenues increased by $86.1 million due to an increase in revenue per unit of 13%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings and higher used car prices. This increase was partially offset by a lower volume of vehicles sold, which decreased by 1% primarily due to the previous loss of significant volume from a single vehicle supplier, partially offset by volume gains from other vehicle suppliers.

International service revenues increased by $22.6 million due to incremental revenue of $12.6 million from the SYNETIQ acquisition and a higher volume of vehicles sold, which increased by 13% primarily due to higher miles driven. International service revenues also benefited from an increase in revenue per unit of 1%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings and higher used car prices.

Vehicle and Parts Sales

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	Jul 3, 2022	Jun 27, 2021	$	%	Jul 3, 2022	Jun 27, 2021	$	%
United States	$37.6	$34.0	$3.6	10.6%	$79.8	$59.9	$19.9	33.2%
International	66.1	28.6	37.5	131.1%	146.5	65.8	80.7	122.6%
Total vehicle and parts sales	$103.7	$62.6	$41.1	65.7%	$226.3	$125.7	$100.6	80.0%

Three Months Ended July 3, 2022 versus June 27, 2021

United States vehicle sales increased by $3.6 million due to an increase in revenue per unit sold of 31%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings as well as higher used car prices. These increases were partially offset by a lower volume of vehicles sold, which decreased by 16%.
International vehicle and parts sales increased by $37.5 million due to incremental revenue of $32.6 million from the SYNETIQ acquisition, and an increase in revenue per unit sold of 8%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings as well as higher used car prices. The International segment also benefited from a higher volume of vehicles sold, which increased by 9% primarily due to higher miles driven.
Six Months Ended July 3, 2022 versus June 27, 2021

United States vehicle sales increased by $19.9 million due to an increase in revenue per unit sold of 29%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings and higher used car prices, as well as a higher volume of vehicles sold, which increased by 4% mainly due to an increase in vehicle purchases.
International vehicle and parts sales increased by $80.7 million due to incremental revenue of $73.2 million from the SYNETIQ acquisition, and an increase in revenue per unit sold of 10%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings and higher used car prices.

Cost of Services

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	Jul 3, 2022	Jun 27, 2021	$	%	Jul 3, 2022	Jun 27, 2021	$	%
United States	$211.8	$182.7	$29.1	15.9%	$433.5	$360.8	$72.7	20.1%
International	30.9	14.9	16.0	107.4%	61.5	33.2	28.3	85.2%
Total cost of services	$242.7	$197.6	$45.1	22.8%	$495.0	$394.0	$101.0	25.6%

As a result of current macroeconomic conditions, we are continuing to experience labor, towing and other transportation pressures, which have increased our associated costs in both segments. See “Executive Overview—Market Trends and Uncertainties” for additional information.
Three Months Ended July 3, 2022 versus June 27, 2021
United States cost of services increased by $29.1 million primarily due to higher costs relating to towing, occupancy, wages and vehicle processing, partially offset by a lower volume of vehicles sold.
International cost of services increased by $16.0 million primarily due to incremental costs of $10.0 million from the SYNETIQ acquisition, a higher volume of vehicles sold and higher towing costs.
Six Months Ended July 3, 2022 versus June 27, 2021
United States cost of services increased by $72.7 million primarily due to higher costs relating to towing, wages, occupancy and vehicle processing, partially offset by a lower volume of vehicles sold.
International cost of services increased by $28.3 million primarily due to incremental costs of $19.8 million from the SYNETIQ acquisition, a higher volume of vehicles sold and higher towing costs.

Cost of Vehicle and Parts Sales

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	Jul 3, 2022	Jun 27, 2021	$	%	Jul 3, 2022	Jun 27, 2021	$	%
United States	$39.2	$26.7	$12.5	46.8%	$76.5	$47.7	$28.8	60.4%
International	56.4	24.9	31.5	126.5%	123.2	58.3	64.9	111.3%
Total cost of vehicle and parts sales	$95.6	$51.6	$44.0	85.3%	$199.7	$106.0	$93.7	88.4%

Three Months Ended July 3, 2022 versus June 27, 2021
United States cost of vehicle sales increased by $12.5 million due to higher average purchase prices, partially offset by a lower volume of vehicles sold.
International cost of vehicle and parts sales increased by $31.5 million primarily due to incremental costs of $23.6 million from the SYNETIQ acquisition, a higher volume of vehicles sold and higher average purchase prices.

Six Months Ended July 3, 2022 versus June 27, 2021
United States cost of vehicle sales increased by $28.8 million due to a higher volume of vehicles sold and higher average purchase prices.

International cost of vehicle and parts sales increased by $64.9 million primarily due to incremental costs of $53.8 million from the SYNETIQ acquisition and higher average purchase prices.
Selling, General and Administrative

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	Jul 3, 2022	Jun 27, 2021	$	%	Jul 3, 2022	Jun 27, 2021	$	%
United States	$42.3	$40.5	$1.8	4.4%	$89.5	$81.0	$8.5	10.5%
International	5.2	3.2	2.0	62.5%	12.3	6.1	6.2	101.6%
Total selling, general and administrative expenses	$47.5	$43.7	$3.8	8.7%	$101.8	$87.1	$14.7	16.9%

Three Months Ended July 3, 2022 versus June 27, 2021
United States selling, general and administrative expenses increased by $1.8 million primarily due to higher costs relating to professional services and information technology, a $1.2 million fair value adjustment relating to contingent consideration and higher headcount, partially offset by lower incentive compensation.
International selling, general and administrative expenses increased by $2.0 million primarily due to selling, general and administrative expenses related to the SYNETIQ acquisition.

Six Months Ended July 3, 2022 versus June 27, 2021
United States selling, general and administrative expenses increased by $8.5 million primarily due to higher headcount, a $3.0 million fair value adjustment relating to contingent consideration, and higher costs relating to professional services and information technology, partially offset by lower incentive compensation and a $2.7 million non-income, tax related accrual in the prior year period.
International selling, general and administrative expenses increased by $6.2 million primarily due to selling, general and administrative expenses related to the SYNETIQ acquisition.
Depreciation and Amortization

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	Jul 3, 2022	Jun 27, 2021	$	%	Jul 3, 2022	Jun 27, 2021	$	%
United States	$21.5	$18.4	$3.1	16.8%	$42.2	$36.3	$5.9	16.3%
International	5.1	2.1	3.0	142.9%	10.5	4.0	6.5	162.5%
Total depreciation and amortization	$26.6	$20.5	$6.1	29.8%	$52.7	$40.3	$12.4	30.8%

Three Months Ended July 3, 2022 versus June 27, 2021
Depreciation and amortization increased by $6.1 million due to higher intangible asset base in both segments, including intangible assets acquired in recent acquisitions.
Six Months Ended July 3, 2022 versus June 27, 2021
Depreciation and amortization increased by $12.4 million due to higher intangible asset base in both segments, including intangible assets acquired in recent acquisitions.
Interest Expense
Three Months Ended July 3, 2022 versus June 27, 2021
Interest expense decreased by $10.4 million as compared to the prior year period primarily due to a $10.3 million loss on early extinguishment of debt recognized in the second quarter of fiscal 2021.
Six Months Ended July 3, 2022 versus June 27, 2021
Interest expense decreased by $12.2 million as compared to the prior year period due to lower interest rates on our floating rate debt, and a $10.3 million loss on early extinguishment of debt recognized in the second quarter of fiscal 2021.

Income Taxes
Three Months Ended July 3, 2022 versus June 27, 2021

The effective tax rate was 10.9% for the three months ended July 3, 2022 as compared to 24.7% for the three months ended June 27, 2021. The effective tax rate for the three months ended July 3, 2022 benefited from favorable adjustments of $13.3 million resulting from a change in the estimate for Foreign Derived Intangible Income ("FDII").
Six Months Ended July 3, 2022 versus June 27, 2021
The effective tax rate was 18.2% for the six ended July 3, 2022 as compared to 24.9% for the six months ended June 27, 2021. The effective tax rate for the six months ended July 3, 2022 benefited from favorable adjustments of $13.3 million resulting from a change in the estimate for FDII.

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
Approximately $40.2 million of available cash was held by our foreign subsidiaries as of July 3, 2022. We do not currently expect to incur significant additional tax liabilities if funds held by our foreign subsidiaries were to be repatriated.
There have been no material changes to our cash requirements from known contractual and other obligations reported in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 filed with the Securities and Exchange Commission (the "SEC") on February 28, 2022.
Debt Service Obligations
On April 30, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto (the "Credit Agreement"). The Credit Agreement provides for, among other things: (i) a senior secured term loan in an aggregate principal amount of $650 million (the "Term Loan") and (ii) a senior secured revolving credit facility with revolving commitments in an aggregate principal amount of $525 million (the "Revolving Credit Facility" and, together with the Term Loan, the “Credit Facility”). Borrowing availability under the Revolving Credit Facility is subject to no default or event of default under the Credit Agreement having occurred at the time of borrowing. The Credit Facility matures on April 30, 2026. As of July 3, 2022, $641.9 million was outstanding under the Term Loan and no borrowings were outstanding under the Revolving Credit Facility. As of July 3, 2022, the interest rate per annum for the Term Loan was 3.04%. We were in compliance with the covenants in the Credit Agreement at July 3, 2022.
On June 6, 2019, we issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027. We must pay interest on the Notes in cash on June 15 and December 15 of each year at a rate of 5.500% per annum. The Notes will mature on June 15, 2027. We were in compliance with the covenants in the indenture governing the Notes at July 3, 2022.
See Note 5 - Debt in the notes to consolidated financial statements for additional information on our outstanding indebtedness.

Capital Expenditures
Capital expenditures for the six months ended July 3, 2022 and June 27, 2021 were $75.1 million and $57.8 million, respectively. Our capital expenditures during the six months ended July 3, 2022 primarily related to real estate development and technology-based investments, including improvements in information technology systems and infrastructure. Capital expenditures were funded primarily from cash flow from operations. We continue to invest in our core information technology capabilities and capacity expansion. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.

Acquisitions
Some of our prior years' acquisitions included contingent payments based on certain conditions and future performance. As of July 3, 2022, we had estimated contingent consideration with a fair value of approximately $6.8 million (based on Level 3 inputs), of which $3.8 million is reported in current liabilities, Other accrued expenses line, and $3.0 million is reported in non-current liabilities, Other liabilities line, within the accompanying consolidated balance sheet. These contingent consideration payments will be made over the next 4 years, subject to satisfaction of the relevant conditions and future performance.
Summary of Cash Flows

	Six Months Ended
(in millions)	July 3, 2022	June 27, 2021	Change
Net cash provided by (used by):
Operating activities	$230.3	$250.7	$(20.4)
Investing activities	(38.0)	(62.7)	24.7
Financing activities	(215.1)	(140.5)	(74.6)
Effect of exchange rate on cash	(2.0)	1.8	(3.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(24.8)	$49.3	$(74.1)
Net cash provided by operating activities during the six months ended July 3, 2022 decreased by $20.4 million as compared to the six months ended June 27, 2021. The decrease in operating cash flow was primarily attributable to an increase in operating lease payments and decreases in incentive-based compensation and tax accruals. These decreases were partially offset by changes in accounts receivable as a result of the timing of collections from customers and an increase in profitability, net of non-cash adjustments, of $23.9 million.
Net cash used by investing activities during the six months ended July 3, 2022 decreased by $24.7 million as compared to the six months ended June 27, 2021. The decrease was primarily relating to the proceeds from the sale of a property in South Carolina which was simultaneously leased back to the Company, partially offset by an increase in cash used for capital expenditures during the six months ended July 3, 2022. See "Capital Expenditures" above for additional information.
Net cash used by financing activities was $215.1 million for the six months ended July 3, 2022 as compared to $140.5 million for the six months ended June 27, 2021. The increase in net cash used by financing activities was primarily attributable to the remaining payment of $51.4 million relating to the SYNETIQ acquisition, a net increase in payments of our debt of $49.1 million, and $27.2 million repurchases of our common stock under our Repurchase Program. These increases were partially offset by an increase in book overdrafts of $49.3 million and deferred financing costs of $4.6 million in the prior year period.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to market risks and related disclosures from those disclosed under “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 filed with the SEC on February 28, 2022.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of July 3, 2022.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended July 3, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 9 - Commitments and Contingencies in the condensed notes to consolidated financial statements for information regarding material legal proceedings, which information is incorporated by reference in this Item 1.
Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K which was filed with the SEC on February 28, 2022 and under “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q which was filed with the SEC on May 10, 2022. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 28, 2022 and under “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q which was filed with the SEC on May 10, 2022.
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
The following table presents a summary of common stock repurchases made during the three months ended July 3, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program
April 4, 2022 - May 8, 2022	286,056	$36.91	286,056	$347,056,117
May 9, 2022 - June 5, 2022	235,000	35.30	235,000	338,760,296
June 6, 2022 - July 3, 2022	724	34.84	—	338,760,296
Total	521,780		521,056

(1) Includes 724 shares of our common stock acquired from one of our directors who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Condensed Notes to Consolidated Financial Statements
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

IAA, Inc.
(Registrant)

Date:	August 9, 2022	/s/ John W. Kett
John W. Kett President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date:	August 9, 2022	/s/ Susan Healy
Susan Healy Executive Vice President, Chief Financial Officer (Principal Financial Officer)