Form 10-Q
period 2022-10-02
IAA, Inc.
filed 2022-11-09
CIK 1745041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of November 2, 2022, 133,764,633 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

IAA, Inc.

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward- looking statements. Such statements include statements regarding our pending merger with Ritchie Bros. Auctioneers Incorporated (“Ritchie Bros”); the impact of macroeconomic conditions on our business; our future growth; expectations regarding vehicle volume sales, results of operations and capital expenditures; and our continued investment in information technology. Such statements are based on management’s current expectations, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Risks and uncertainties related to our pending merger with Ritchie Bros. that may cause actual results to differ materially include, but are not limited to: the impact the announcement and pendency of the merger may have on our business, including potential adverse effects on partner and customer relationships and, which could affect our results of operations and financial condition; the extent to which various closing conditions, including regulatory approvals and approvals by our stockholders, are satisfied; the risk that failure to complete the merger, or a delay in the completion of the merger, could negatively impact our business, results of operations, financial condition and stock price; the uncertainty of the ultimate value our stockholders will receive in connection with the merger; the extent to which various interim operating covenants, with which we will be required to comply while the merger remains pending, constrains our business operations and diverts management’s focus from our ongoing business; the possibility of adverse impacts on our ability to retain and hire key personnel during the pendency of the merger; the extent to which potential litigation filed against us or Ritchie Bros. could prevent or delay the completion of the merger or result in the payment of damages following the completion of the merger; the extent to which provisions in the merger agreement limit our ability to pursue alternatives to the merger or discourage a potential competing acquirer of us, or result in any competing proposal being at a lower price than it might otherwise be; and after the merger, Richie Bros. may fail to realize the projected benefits and cost savings of the merger, which could adversely affect the value of Richie Bros. stock price. Additional risks and uncertainties that may cause actual results to differ materially include, but are not limited to: the impact of macroeconomic factors, including high fuel prices and rising inflation, on our revenues, gross profit and operating results; the loss of one or more significant vehicle suppliers or a reduction in significant volume from such suppliers; our ability to meet or exceed customers’ demand and expectations; significant current competition and the introduction of new competitors or other disruptive entrants in our industry; the risk that our facilities lack the capacity to accept additional vehicles and our ability to obtain land or renew/enter into new leases at commercially reasonable rates; our ability to effectively maintain or update information and technology systems; our ability to implement and maintain measures to protect against cyberattacks and comply with applicable privacy and data security requirements; our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements, including from our margin expansion plan; business development activities, including acquisitions and the integration of acquired businesses, and the risks that the anticipated benefits of any acquisitions may not be fully realized or take longer to realize than expected; our expansion into markets outside the U.S. and the operational, competitive and regulatory risks facing our non-U.S. based operations; our reliance on subhaulers and trucking fleet operations; changes in used-vehicle prices and the volume of damaged and total loss vehicles we purchase; economic conditions, including fuel prices, commodity prices, foreign exchange rates and interest rate fluctuations; trends in new- and used-vehicle sales and incentives; uncertainties regarding the impact of possible future surges of COVID-19 infections or other pandemics, epidemics or infectious disease outbreaks on our business operations or the operations of our customers; and other risks and uncertainties identified in our filings with the Securities and Exchange Commission (the “SEC”), including under Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 28, 2022 and Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2022, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC, including subsequent Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
IAA, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Revenues:
Service revenues	$397.9	$359.0	$1,249.5	$1,101.9
Vehicle and parts sales	99.6	61.7	325.9	187.4
Total revenues	497.5	420.7	1,575.4	1,289.3
Operating expenses:
Cost of services	244.0	198.4	739.0	592.4
Cost of vehicle and parts sales	93.3	54.5	293.0	160.5
Selling, general and administrative	51.0	49.8	152.8	136.9
Depreciation and amortization	25.2	21.2	77.9	61.5
Total operating expenses	413.5	323.9	1,262.7	951.3
Operating profit	84.0	96.8	312.7	338.0
Interest expense, net	13.3	11.1	36.0	46.0
Other expense (income), net	3.0	0.2	8.2	(0.5)
Income before income taxes	67.7	85.5	268.5	292.5
Income taxes	17.4	19.8	54.0	71.4
Net income	$50.3	$65.7	$214.5	$221.1
Net income per share:
Basic	$0.38	$0.49	$1.60	$1.64
Diluted	$0.38	$0.49	$1.60	$1.63

See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Net income	$50.3	$65.7	$214.5	$221.1
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(28.3)	(4.1)	(60.3)	1.9
Comprehensive (loss) income	$22.0	$61.6	$154.2	$223.0
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Balance Sheets
(in millions, except per share amounts)

	October 2, 2022	January 2, 2022
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$145.9	$109.4
Restricted cash	—	53.0
Accounts receivable, net of allowances of $9.3 and $9.1	418.0	465.7
Prepaid consigned vehicle charges	60.6	72.2
Other current assets	77.6	69.6
Total current assets	702.1	769.9
Non-current assets
Operating lease right-of-use assets, net of accumulated amortization of $311.1 and $238.3	1,146.3	1,024.4
Property and equipment, net of accumulated depreciation of $558.1 and $531.9	368.0	338.1
Goodwill	748.7	797.5
Intangible assets, net of accumulated amortization of $590.0 and $549.6	185.1	197.5
Other assets	31.2	26.9
Total non-current assets	2,479.3	2,384.4
Total assets	$3,181.4	$3,154.3

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$196.3	$163.5
Short-term right-of-use operating lease liability	87.9	94.3
Accrued employee benefits and compensation expenses	27.4	44.2
Other accrued expenses	77.2	124.6
Current maturities of long-term debt	32.5	181.3
Total current liabilities	421.3	607.9
Non-current liabilities
Long-term debt	1,098.2	1,120.6
Long-term right-of-use operating lease liability	1,104.0	984.8
Deferred income tax liabilities	69.6	74.8
Other liabilities	24.4	32.6
Total non-current liabilities	2,296.2	2,212.8
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value: Authorized: 150.0 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value: Authorized: 750.0 shares; issued and outstanding: 133.8 shares at October 2, 2022 and 134.2 shares at January 2, 2022	1.3	1.3
Treasury stock at cost: 1.4 shares at October 2, 2022 and 0.7 shares at January 2, 2022	(61.2)	(34.0)
Additional paid-in capital	21.9	18.6
Retained earnings	576.6	362.1
Accumulated other comprehensive loss	(74.7)	(14.4)
Total stockholders' equity	463.9	333.6
Total liabilities and stockholders' equity	$3,181.4	$3,154.3
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Three Months Ended October 2, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at July 3, 2022	133.7	$1.3	1.4	$(61.2)	$18.5	$526.3	$(46.4)	$438.5
Net income	—	—	—	—	—	50.3	—	50.3
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(28.3)	(28.3)
Stock-based compensation expense	—	—	—	—	3.1	—	—	3.1
Common stock issued for the exercise and vesting of stock-based awards	0.1	—	—	—	0.1	—	—	0.1
Common stock issued for employee stock purchase plan	—	—	—	—	0.4	—	—	0.4
Withholding taxes on stock-based awards	—	—	—	—	(0.2)	—	—	(0.2)
Balance at October 2, 2022	133.8	$1.3	1.4	$(61.2)	$21.9	$576.6	$(74.7)	$463.9

	Three Months Ended September 26, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 27, 2021	134.8	$1.3	$11.4	$223.1	$(5.6)	$230.2
Net income	—	—	—	65.7	—	65.7
Foreign currency translation adjustments, net of tax	—	—	—	—	(4.1)	(4.1)
Stock-based compensation expense	—	—	2.9	—	—	2.9
Common stock issued for the exercise and vesting of stock-based awards	—	—	0.2	—	—	0.2
Common stock issued for employee stock purchase plan	—	—	0.4	—	—	0.4
Withholding taxes on stock-based awards	—	—	(0.1)	—	—	(0.1)
Balance at September 26, 2021	134.8	$1.3	$14.8	$288.8	$(9.7)	$295.2
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Nine Months Ended October 2, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 2, 2022	134.2	$1.3	0.7	$(34.0)	$18.6	$362.1	$(14.4)	$333.6
Net income	—	—	—	—	—	214.5	—	214.5
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(60.3)	(60.3)
Purchase of treasury stock	(0.7)	—	0.7	(27.2)	—	—	—	(27.2)
Stock-based compensation expense	—	—	—	—	8.9	—	—	8.9
Common stock issued for the exercise and vesting of stock-based awards	0.4	—	—	—	0.4	—	—	0.4
Common stock issued for employee stock purchase plan	—	—	—	—	1.1	—	—	1.1
Withholding taxes on stock-based awards	(0.1)	—	—	—	(7.1)	—	—	(7.1)
Balance at October 2, 2022	133.8	$1.3	1.4	$(61.2)	$21.9	$576.6	$(74.7)	$463.9

	Nine Months Ended September 26, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 27, 2020	134.5	$1.3	$12.0	$67.7	$(11.6)	$69.4
Net income	—	—	—	221.1	—	221.1
Foreign currency translation adjustments, net of tax	—	—	—	—	1.9	1.9
Stock-based compensation expense	—	—	8.3	—	—	8.3
Common stock issued for the exercise and vesting of stock-based awards	0.4	—	0.6	—	—	0.6
Common stock issued for employee stock purchase plan	—	—	1.2	—	—	1.2
Withholding taxes on stock-based awards	(0.1)	—	(7.3)	—	—	(7.3)
Balance at September 26, 2021	134.8	$1.3	$14.8	$288.8	$(9.7)	$295.2
See accompanying condensed notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	October 2, 2022	September 26, 2021
Operating activities
Net income	$214.5	$221.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77.9	61.5
Operating lease expense	132.0	113.0
Stock-based compensation	8.9	8.3
Provision for credit losses	0.8	0.7
Loss on extinguishment of debt	—	10.3
Amortization of debt issuance costs	2.1	2.6
Deferred income taxes	(3.1)	6.9
Change in contingent consideration liabilities	4.9	—
Other	6.9	(0.4)
Changes in operating assets and liabilities:
Operating lease payments	(139.4)	(107.2)
Accounts receivable and other assets	53.1	(75.0)
Accounts payable and accrued expenses	(43.2)	41.6
Net cash provided by operating activities	315.4	283.4
Investing activities
Acquisition of business, net of cash acquired	—	(4.0)
Purchases of property, equipment and computer software	(135.9)	(80.0)
Proceeds from the sale of property and equipment	38.8	0.4
Other	(2.0)	(2.0)
Net cash used by investing activities	(99.1)	(85.6)
Financing activities
Net increase in book overdrafts	47.0	—
Proceeds from debt issuance	—	650.0
Payments of long-term debt	(173.1)	(774.0)
Deferred financing costs	(0.1)	(4.8)
Finance lease payments	(8.9)	(9.0)
Purchase of treasury stock	(27.2)	—
Issuance of common stock under stock plans	0.4	0.6
Proceeds from issuance of employee stock purchase plan shares	1.1	1.2
Tax withholding payments for vested RSUs	(7.1)	(7.3)
Payments of contingent consideration	(54.7)	(1.3)
Net cash used by financing activities	(222.6)	(144.6)
Effect of exchange rate changes on cash	(10.2)	0.1
Net (decrease) increase in cash, cash equivalents and restricted cash	(16.5)	53.3
Cash, cash equivalents and restricted cash at beginning of period	162.4	232.8
Cash, cash equivalents and restricted cash at end of period	$145.9	$286.1
Cash paid for interest, net	$27.8	$27.1
Cash paid for taxes, net	$61.8	$68.3

See accompanying condensed notes to consolidated financial statements

	Period Ended
	October 2, 2022	January 2, 2022
Reconciliation of cash, cash equivalents and restricted cash reported in balance sheets
Cash and cash equivalents	$145.9	$109.4
Restricted cash	—	53.0
Total cash, cash equivalents and restricted cash shown in statements of cash flows	145.9	162.4

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

During the third quarter of fiscal 2022, the Company updated its forecasts which resulted in a decline in the International reporting unit's operating results and projections. The Company identified this as a triggering event and determined that the carrying amount of the International reporting unit's goodwill should be evaluated for impairment at October 2, 2022. The impairment test indicated that the fair value of the International reporting unit exceeded its carrying value by approximately 40% and therefore no goodwill impairment was recorded. The goodwill allocated to the International reporting unit was $250.1 million as of October 2, 2022.

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

There were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheets as of October 2, 2022 and January 2, 2022. For each of the Company's primary revenue streams, cash flows are consistent with the timing of revenue recognition.

For the three and nine months ended October 2, 2022 and September 26, 2021, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material.
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

Participants include any employee, director, independent contractor or consultant of IAA or any affiliate of IAA selected to receive awards under the 2019 OSIP, and, upon his or her death, his or her successors, heirs, executors and administrators, as the case may be. As of October 2, 2022, the number of common shares reserved and available for awards under the 2019 OSIP is 4,263,218, subject to adjustment made in accordance with the 2019 OSIP. Upon the occurrence of certain corporate events that affect the common stock, including but not limited to any extraordinary cash dividend, stock split, reorganization or other relevant change in capitalization, appropriate adjustments may be made with respect to the number of shares available for grants under the 2019 OSIP, the number of shares covered by outstanding awards and the maximum number of shares that may be granted to any participant.

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

The Company recorded stock-based compensation expense of $3.1 million and $2.9 million during the three months ended October 2, 2022 and September 26, 2021, respectively, and $8.9 million and $8.3 million during the nine months ended October 2, 2022 and September 26, 2021, respectively.

The following table summarizes the performance-based restricted stock units (“PRSUs”) and time-based restricted stock units (“RSUs”) granted by the Company to certain employees and restricted stock awards (“RSAs”) granted by the Company to non-employee directors in accordance with the 2019 OSIP during the three and nine months ended October 2, 2022:

	Three Months Ended October 2, 2022		Nine Months Ended October 2, 2022
	Number of Awards Granted	Weighted Average Grant Date Fair Value	Number of Awards Granted	Weighted Average Grant Date Fair Value
PRSUs - Performance Condition	1,628	$36.82	117,932	$38.34
PRSUs - Market Condition	233	$36.82	33,058	$41.88
RSUs	4,298	$36.82	236,019	$38.27
RSAs	—	$—	35,282	$35.00

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
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Net income	$50.3	$65.7	$214.5	$221.1
Weighted average common shares outstanding	133.7	134.8	134.0	134.8
Effect of dilutive stock awards	0.2	0.5	0.1	0.5
Weighted average common shares outstanding and potential common shares	133.9	135.3	134.1	135.3
Net income per share
Basic	$0.38	$0.49	$1.60	$1.64
Diluted	$0.38	$0.49	$1.60	$1.63

The weighted number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities and awards subject to performance and market conditions which have not been fully satisfied at the end of the respective reporting periods (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Anti-dilutive awards	0.3	0.1	0.3	0.1
Awards subject to conditions not fully satisfied	0.3	0.2	0.3	0.2
Total	0.6	0.3	0.6	0.3

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
Pursuant to the Repurchase Program, the Company did not repurchase any shares of its common stock during the three months ended October 2, 2022. During the nine months ended October 2, 2022, the Company repurchased 751,285 shares of its common stock for an aggregate gross purchase price of approximately $27.2 million. As of October 2, 2022, approximately $338.8 million remained available under the Repurchase Program.
Note 5—Debt
Long-term debt consisted of the following (in millions):

	October 2, 2022	January 2, 2022
Term Loan	$641.9	$650.0
Notes	500.0	500.0
Revolving Credit Facility	—	165.0
Total debt	1,141.9	1,315.0
Unamortized debt issuance costs	(11.2)	(13.1)
Current maturities of long-term debt	(32.5)	(181.3)
Long-term debt	$1,098.2	$1,120.6

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

During the nine months ended September 26, 2021, the Company recognized a loss of $10.3 million on early extinguishment of the 2019 Credit Agreement, which is included within the interest expense, net line of the consolidated statements of income.

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

Subsequent to November 2, 2021, borrowings under the Credit Agreement bear interest at (A) at the Company’s option, the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1.00% (the “Base Rate”) for base rate borrowings or (B) LIBOR, in each case plus an applicable margin ranging from 0.375% to 1.25% with respect to Base Rate borrowings and 1.375% to 2.25% with respect to eurodollar borrowings, in each case, depending on the Company’s Consolidated Net Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement contains additional procedures for transition to a benchmark rate other than one-month LIBOR for eurodollar borrowings. The unused amount of the Revolving Credit Facility is subject to a commitment fee ranging from 0.175% and 0.30% depending on the Company’s

Consolidated Net Leverage Ratio. As of October 2, 2022, the interest rate per annum for the Term Loan was 4.49%.

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

Other

At October 2, 2022 and January 2, 2022, the Company had outstanding letters of credit in the aggregate amount of $5.5 million and $5.6 million, respectively, which reduced the amount available for borrowings under the Revolving Credit Facility.

Fair Value of Debt
The estimated fair value of the Company's Term Loan as of October 2, 2022 and January 2, 2022 and the Revolving Facility as of January 2, 2022 approximated book value as the interest rate is variable in nature.
The estimated fair value of the Company's Notes as of October 2, 2022 and January 2, 2022 was $456.3 million and $517.5 million, respectively. These estimates were based on broker-dealer quotes as of the respective dates and are considered Level 2 fair value measurements in the fair value hierarchy.
Note 6—Accounts Receivable

Components of accounts receivable, net were as follows (in millions):

	October 2, 2022	January 2, 2022
Advanced charges receivable	$286.0	$322.7
Trade accounts receivable	130.5	139.8
Other receivable	10.8	12.3
Accounts receivable, gross	427.3	474.8
Less: Allowance for credit losses	(9.3)	(9.1)
Accounts receivable, net	$418.0	$465.7
Note 7—Leases
The Company leases property, software, automobiles, trucks and trailers, pursuant to operating lease agreements. The Company also leases furniture, fixtures and equipment under finance leases. The leases have varying remaining lease terms with leases expiring through 2092, some of which include options to extend the leases.

The components of leases expense were as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Operating lease cost	$45.2	$39.7	$132.0	$113.0

Finance lease cost:
Amortization of right-of-use assets	$2.8	$3.0	$8.7	$9.2
Interest on lease liabilities	0.2	0.2	0.6	0.6
Total finance lease cost	$3.0	$3.2	$9.3	$9.8

Supplemental cash flow information related to leases was as follows (in millions):

	Nine Months Ended
	October 2, 2022	September 26, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$139.4	$107.2
Operating cash flows related to finance leases	$0.6	$0.6
Financing cash flows related to finance leases	$8.9	$9.0
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$194.6	$194.2
Finance leases	$0.2	$7.6
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
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and SYNETIQ, as though the companies were combined as of the beginning of fiscal 2021 (in millions):

	Three Months Ended September 26, 2021	Nine Months Ended September 26, 2021
Net revenue	$471.7	$1,446.3
Net income	67.2	222.0

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

Financial information regarding the Company's reportable segments is set forth below as of and for the three and nine months ended October 2, 2022 (in millions):

	Three Months Ended October 2, 2022			Nine Months Ended October 2, 2022
	United States	International	Total	United States	International	Total
Revenues:
Service revenues	$362.8	$35.1	$397.9	$1,140.3	$109.2	$1,249.5
Vehicle and parts sales	43.1	56.5	99.6	122.9	203.0	325.9
Total revenues	405.9	91.6	497.5	1,263.2	312.2	1,575.4
Operating expenses:
Cost of services	215.1	28.9	244.0	648.6	90.4	739.0
Cost of vehicle and parts sales	41.3	52.0	93.3	117.8	175.2	293.0
Selling, general and administrative	45.8	5.2	51.0	135.3	17.5	152.8
Depreciation and amortization	20.3	4.9	25.2	62.5	15.4	77.9
Total operating expenses	322.5	91.0	413.5	964.2	298.5	1,262.7
Operating profit	83.4	0.6	84.0	299.0	13.7	312.7
Interest expense (income), net	13.6	(0.3)	13.3	36.3	(0.3)	36.0
Other expense (income), net	3.4	(0.4)	3.0	8.1	0.1	8.2
Intercompany (income) expense	(1.8)	1.8	—	(5.8)	5.8	—
Income (loss) before income taxes	68.2	(0.5)	67.7	260.4	8.1	268.5
Income taxes	16.8	0.6	17.4	50.7	3.3	54.0
Net income (loss)	$51.4	$(1.1)	$50.3	$209.7	$4.8	$214.5
Total assets	$2,663.1	$518.3	$3,181.4	$2,663.1	$518.3	$3,181.4

Financial information regarding the Company's reportable segments is set forth below as of and for the three and nine months ended September 26, 2021 (in millions):

	Three Months Ended September 26, 2021			Nine Months Ended September 26, 2021
	United States	International	Total	United States	International	Total
Revenues:
Service revenues	$336.5	$22.5	$359.0	1,027.9	74.0	1,101.9
Vehicle and parts sales	32.6	29.1	61.7	92.5	94.9	187.4
Total revenues	369.1	51.6	420.7	1,120.4	168.9	1,289.3
Operating expenses:
Cost of services	183.7	14.7	198.4	544.5	47.9	592.4
Cost of vehicle and parts sales	29.2	25.3	54.5	76.9	83.6	160.5
Selling, general and administrative	46.4	3.4	49.8	127.4	9.5	136.9
Depreciation and amortization	19.1	2.1	21.2	55.4	6.1	61.5
Total operating expenses	278.4	45.5	323.9	804.2	147.1	951.3
Operating profit	90.7	6.1	96.8	316.2	21.8	338.0
Interest expense (income), net	11.1	—	11.1	46.1	(0.1)	46.0
Other (income) expense, net	(0.2)	0.4	0.2	(0.5)	—	(0.5)
Intercompany (income) expense	(1.8)	1.8	—	(6.2)	6.2	—
Income before income taxes	81.6	3.9	85.5	276.8	15.7	292.5
Income taxes	19.0	0.8	19.8	67.2	4.2	71.4
Net income	$62.6	$3.1	$65.7	$209.6	$11.5	$221.1
Total assets	$2,573.1	$239.6	$2,812.7	$2,573.1	$239.6	$2,812.7
Note 11—Subsequent Events

On November 7, 2022, the Company entered into the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Ritchie Bros. Auctioneers Incorporated, a company organized under the federal laws of Canada (“RBA”), Ritchie Bros. Holdings Inc., a Washington corporation and a direct and indirect wholly owned subsidiary of RBA (“US Holdings”), Impala Merger Sub I, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of US Holdings (“Merger Sub 1”), and Impala Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of US Holdings (“Merger Sub 2”), providing for RBA’s acquisition of the Company in a stock and cash transaction. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the closing of the transactions (i) Merger Sub 1 will be merged with and into the Company (the “First Merger”), with the Company surviving as an indirect wholly owned subsidiary of RBA and a direct wholly owned subsidiary of US Holdings (the “Surviving Corporation”), and (ii) immediately following the consummation of the First Merger, the Surviving Corporation will be merged with and into Merger Sub 2 (together with the First Merger, the “Mergers”), with Merger Sub 2 surviving as a direct wholly owned subsidiary of US Holdings. At the effective time of the First Merger, each issued and outstanding share of common stock of the Company (other than certain customary excluded shares) as of immediately prior to such effective time will be converted automatically into the right to receive (A) 0.5804 of a common share, without par value, of RBA (“RBA Common Shares”) and (B) $10.00 in cash, without interest (together, the “Merger Consideration”). Upon completion of the Mergers, RBA stockholders will own approximately 59% of the common shares of the combined company and the Company's stockholders will own approximately 41% of the common shares of the combined company. The Merger Agreement provides that, as of immediately following the effective of the First Merger, the Board of Directors of RBA will consist of twelve members, of whom (i) eight directors will be designated by RBA, which designees will consist of: Erik Olsson, who will continue as Chair of the RBA Board of Directors; Ann Fandozzi, who will continue as the Chief Executive Officer of RBA; and six existing directors of RBA who are independent under the rules and regulations of the NYSE and applicable Canadian securities laws as designated by RBA; and (ii) four directors of IAA, three of whom are independent under the rules and regulations of the New York Stock Exchange ("NYSE") and applicable Canadian securities laws, as designated by IAA.

The Merger Agreement contains customary representations, warranties and covenants made by each of RBA, US Holdings, Merger Sub 1, Merger Sub 2 and the Company, including, among others, covenants by each of RBA and the Company to use reasonable efforts to conduct their respective businesses in the ordinary course in all material respects between the date of signing of the Merger Agreement and the closing of the Mergers and prohibiting the parties from engaging in certain kinds of activities during such period without the consent of the other party.

The Company currently operates, and until completion of the Mergers will continue to operate, independently of RBA.

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

Proposed Merger

On November 7, 2022, we entered into the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Ritchie Bros. Auctioneers Incorporated, a company organized under the federal laws of Canada (“RBA”), Ritchie Bros. Holdings Inc., a Washington corporation and a direct and indirect wholly owned subsidiary of RBA (“US Holdings”), Impala Merger Sub I, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of US Holdings (“Merger Sub 1”), and Impala Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of US Holdings (“Merger Sub 2”), providing for RBA’s acquisition of the Company in a stock and cash transaction. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the closing of the transactions (i) Merger Sub 1 will be merged with and into us (the “First Merger”), with us surviving as an indirect wholly owned subsidiary of RBA and a direct wholly owned subsidiary of US Holdings (the “Surviving Corporation”), and (ii) immediately following the consummation of the First Merger, the Surviving Corporation will be merged with and into Merger Sub 2 (together with the First Merger, the “Mergers”), with Merger Sub 2 surviving as a direct wholly owned subsidiary of US Holdings. At the effective time of the First Merger, each issued and outstanding share of common stock of the Company (other than certain customary excluded shares) as of immediately prior to such effective time will be converted automatically into the right to receive (A) 0.5804 of a common share, without par value, of RBA (“RBA Common Shares”) and (B) $10.00 in cash, without interest (together, the “Merger Consideration”). Upon completion of the Mergers, RBA stockholders will own approximately 59% of the common shares of the combined company and our stockholders will own approximately 41% of the common shares of the combined company.

The Mergers are expected to close in the first half of 2023, subject to the satisfaction or waiver of the conditions to closing set forth in the Merger Agreement. We currently operate, and until completion of the Mergers will continue to operate, independently of RBA. See Note 11 – Subsequent Events in the notes to consolidated financial statements and Item 1.01 of our Current Report on Form 8-K filed with the SEC on November 7, 2022 for additional information regarding the proposed Merger.
Market Trends and Uncertainties
The global economy has recently experienced extreme volatility and disruptions, inflationary conditions, including increases in fuel prices, disruptions in the global supply chain and uncertainty about economic stability. The higher production costs and supply chain disruptions related to new vehicles continue to keep new vehicle prices elevated resulting in an increase in used car prices. This increase in used car prices has contributed to our higher average selling prices and revenue per unit, which have been offset slightly by higher purchased vehicle costs. As a result of macroeconomic conditions, we are continuing to experience labor, towing and other transportation pressures, which have increased our associated costs and adversely impacted our gross margin. In addition, rising interest rates are increasing our interest expense related to our variable debt obligations. We believe the foregoing direct and indirect impacts of the current macroeconomic environment will continue to impact our business in fiscal 2022.

Our Recent Acquisitions
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
Share Repurchase Program
On August 2, 2021, our Board of Directors authorized a share repurchase program under which we can repurchase up to $400.0 million (exclusive of fees and commissions) of shares of our common stock (the “Repurchase Program”). The Repurchase Program expires on August 3, 2026. During the nine months ended October 2, 2022, we repurchased 751,285 shares of our common stock for an aggregate gross purchase price of approximately $27.2 million pursuant to the Repurchase Program. As of October 2, 2022, approximately $338.8 million remained available under the Repurchase Program. See Note 5 - Net Income Per Share in the notes to consolidated financial statements for additional information on the Repurchase Program. Pursuant to the Merger Agreement, we are restricted from repurchasing shares of our common stock without RBA’s prior consent.

Results of Operations

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions, except per share data)	Oct 2, 2022	Sep 26, 2021	$	%	Oct 2, 2022	Sep 26, 2021	$	%
Revenues:
Service revenues	$397.9	$359.0	$38.9	10.8%	$1,249.5	$1,101.9	$147.6	13.4%
Vehicle and parts sales	99.6	61.7	37.9	61.4%	325.9	187.4	138.5	73.9%
Total revenues	497.5	420.7	76.8	18.3%	1,575.4	1,289.3	286.1	22.2%
Operating expenses:
Cost of services	244.0	198.4	45.6	23.0%	739.0	592.4	146.6	24.7%
Cost of vehicle and parts sales	93.3	54.5	38.8	71.2%	293.0	160.5	132.5	82.6%
Selling, general and administrative	51.0	49.8	1.2	2.4%	152.8	136.9	15.9	11.6%
Depreciation and amortization	25.2	21.2	4.0	18.9%	77.9	61.5	16.4	26.7%
Total operating expenses	413.5	323.9	89.6	27.7%	1,262.7	951.3	311.4	32.7%
Operating profit	84.0	96.8	(12.8)	(13.2)%	312.7	338.0	(25.3)	(7.5)%
Interest expense, net	13.3	11.1	2.2	19.8%	36.0	46.0	(10.0)	(21.7)%
Other expense (income), net	3.0	0.2	2.8	NM*	8.2	(0.5)	8.7	NM*
Income before income taxes	67.7	85.5	(17.8)	(20.8)%	268.5	292.5	(24.0)	(8.2)%
Income taxes	17.4	19.8	(2.4)	(12.1)%	54.0	71.4	(17.4)	(24.4)%
Net income	$50.3	$65.7	$(15.4)	(23.4)%	$214.5	$221.1	$(6.6)	(3.0)%
Net income per share
Basic	$0.38	$0.49	$(0.11)	(22.4)%	$1.60	$1.64	$(0.04)	(2.4)%
Diluted	$0.38	$0.49	$(0.11)	(22.4)%	$1.60	$1.63	$(0.03)	(1.8)%
________________
* NM - Not meaningful
Service Revenues

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	Oct 2, 2022	Sep 26, 2021	$	%	Oct 2, 2022	Sep 26, 2021	$	%
United States	$362.8	$336.5	$26.3	7.8%	$1,140.3	$1,027.9	$112.4	10.9%
International	35.1	22.5	12.6	56.0%	109.2	74.0	35.2	47.6%
Total service revenues	$397.9	$359.0	$38.9	10.8%	$1,249.5	$1,101.9	$147.6	13.4%

Three Months Ended October 2, 2022 versus September 26, 2021

United States service revenues increased by $26.3 million due to an increase in revenue per unit of 12%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings and higher used car prices. This increase was partially offset by a lower volume of vehicles sold, which decreased by 4% primarily due to the previous loss of significant volume from a single vehicle supplier, partially offset by volume gains from other vehicle suppliers.

International service revenues increased by $12.6 million due to incremental revenue of $6.6 million from SYNETIQ, and a higher volume of vehicles sold, which increased by 16% primarily due to higher miles driven in Canada and was partially offset by lower volume of vehicles sold in the U.K. International service revenues also benefited from an increase in revenue per unit of 10%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings and higher used car prices.

Nine Months Ended October 2, 2022 versus September 26, 2021

United States service revenues increased by $112.4 million due to an increase in revenue per unit of 13%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings and higher used car prices. This increase was partially offset by a lower volume of vehicles sold, which decreased by 2% primarily due to the previous loss of significant volume from a single vehicle supplier, partially offset by volume gains from other vehicle suppliers.

International service revenues increased by $35.2 million due to incremental revenue of $19.3 million from SYNETIQ, a higher volume of vehicles sold, which increased by 14% primarily due to higher miles driven. International service revenues also benefited from an increase in revenue per unit of 7%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings and higher used car prices.

Vehicle and Parts Sales

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	Oct 2, 2022	Sep 26, 2021	$	%	Oct 2, 2022	Sep 26, 2021	$	%
United States	$43.1	$32.6	$10.5	32.2%	$122.9	$92.5	$30.4	32.9%
International	56.5	29.1	27.4	94.2%	203.0	94.9	108.1	113.9%
Total vehicle and parts sales	$99.6	$61.7	$37.9	61.4%	$325.9	$187.4	$138.5	73.9%

Three Months Ended October 2, 2022 versus September 26, 2021

United States vehicle sales increased by $10.5 million due to a higher volume of vehicles sold, which increased by 18% due to an increase in vehicle purchases. United States vehicle sales also benefited from an increase in revenue per unit sold of 12%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings as well as higher used car prices.

International vehicle and parts sales increased by $27.4 million primarily due to incremental revenue from SYNETIQ.
Nine Months Ended October 2, 2022 versus September 26, 2021

United States vehicle sales increased by $30.4 million due to an increase in revenue per unit sold of 22%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings and higher used car prices, as well as a higher volume of vehicles sold, which increased by 9% mainly due to an increase in vehicle purchases.
International vehicle and parts sales increased by $108.1 million primarily due to incremental revenue from SYNETIQ.

Cost of Services

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	Oct 2, 2022	Sep 26, 2021	$	%	Oct 2, 2022	Sep 26, 2021	$	%
United States	$215.1	$183.7	$31.4	17.1%	$648.6	$544.5	$104.1	19.1%
International	28.9	14.7	14.2	96.6%	90.4	47.9	42.5	88.7%
Total cost of services	$244.0	$198.4	$45.6	23.0%	$739.0	$592.4	$146.6	24.7%

As a result of current macroeconomic conditions, we are continuing to experience labor, towing and other transportation pressures, which have increased our associated costs in both segments. See “Executive Overview—Market Trends and Uncertainties” for additional information.
Three Months Ended October 2, 2022 versus September 26, 2021
United States cost of services increased by $31.4 million primarily due to higher costs relating to towing, wages, occupancy and vehicle processing, partially offset by a lower volume of vehicles sold.
International cost of services increased by $14.2 million primarily due to incremental costs from SYNETIQ, a higher volume of vehicles sold and higher costs relating to towing, wages and occupancy.
Nine Months Ended October 2, 2022 versus September 26, 2021
United States cost of services increased by $104.1 million primarily due to higher costs relating to towing, occupancy, wages, and vehicle processing, partially offset by a lower volume of vehicles sold.
International cost of services increased by $42.5 million primarily due to incremental costs from SYNETIQ, a higher volume of vehicles sold and higher costs relating to towing, wages and occupancy.

Cost of Vehicle and Parts Sales

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	Oct 2, 2022	Sep 26, 2021	$	%	Oct 2, 2022	Sep 26, 2021	$	%
United States	$41.3	$29.2	$12.1	41.4%	$117.8	$76.9	$40.9	53.2%
International	52.0	25.3	26.7	105.5%	175.2	83.6	91.6	109.6%
Total cost of vehicle and parts sales	$93.3	$54.5	$38.8	71.2%	$293.0	$160.5	$132.5	82.6%

Three Months Ended October 2, 2022 versus September 26, 2021
United States cost of vehicle sales increased by $12.1 million due to a higher volume of vehicles sold and higher average purchase prices.
International cost of vehicle and parts sales increased by $26.7 million primarily due to incremental costs from SYNETIQ and higher average purchase prices.

Nine Months Ended October 2, 2022 versus September 26, 2021
United States cost of vehicle sales increased by $40.9 million due to a higher volume of vehicles sold and higher average purchase prices.
International cost of vehicle and parts sales increased by $91.6 million primarily due to incremental costs from SYNETIQ and higher average purchase prices.
Selling, General and Administrative

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	Oct 2, 2022	Sep 26, 2021	$	%	Oct 2, 2022	Sep 26, 2021	$	%
United States	$45.8	$46.4	$(0.6)	(1.3)%	$135.3	$127.4	$7.9	6.2%
International	5.2	3.4	1.8	52.9%	17.5	9.5	8.0	84.2%
Total selling, general and administrative expenses	$51.0	$49.8	$1.2	2.4%	$152.8	$136.9	$15.9	11.6%

Three Months Ended October 2, 2022 versus September 26, 2021
United States selling, general and administrative expenses decreased by $0.6 million primarily due to lower incentive compensation costs, partially offset by higher costs relating to headcount and a $1.9 million fair value adjustment relating to contingent consideration.
International selling, general and administrative expenses increased by $1.8 million primarily due to incremental expenses from SYNETIQ.

Nine Months Ended October 2, 2022 versus September 26, 2021
United States selling, general and administrative expenses increased by $7.9 million primarily due to a $4.9 million fair value adjustment relating to contingent consideration and higher costs relating to headcount, professional services and information technology, partially offset by lower incentive compensation and a $2.7 million non-income, tax related accrual in the prior year period.
International selling, general and administrative expenses increased by $8.0 million primarily due to incremental expenses from SYNETIQ.
Depreciation and Amortization

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	Oct 2, 2022	Sep 26, 2021	$	%	Oct 2, 2022	Sep 26, 2021	$	%
United States	$20.3	$19.1	$1.2	6.3%	$62.5	$55.4	$7.1	12.8%
International	4.9	2.1	2.8	133.3%	15.4	6.1	9.3	152.5%
Total depreciation and amortization	$25.2	$21.2	$4.0	18.9%	$77.9	$61.5	$16.4	26.7%

Three Months Ended October 2, 2022 versus September 26, 2021
Depreciation and amortization increased by $4.0 million due to a higher intangible asset base in both segments, including intangible assets acquired in recent acquisitions.
Nine Months Ended October 2, 2022 versus September 26, 2021
Depreciation and amortization increased by $16.4 million due to a higher intangible asset base in both segments, including intangible assets acquired in recent acquisitions.
Interest Expense
Three Months Ended October 2, 2022 versus September 26, 2021
Interest expense increased by $2.2 million as compared to the prior year period primarily due to higher interest rates on our floating rate debt.
Nine Months Ended October 2, 2022 versus September 26, 2021
Interest expense decreased by $10.0 million as compared to the prior year period due to a $10.3 million loss on early extinguishment of debt recognized in the second quarter of fiscal 2021 partially offset by higher interest rates on our floating rate debt.
Other expense (income) net
Three Months Ended October 2, 2022 versus September 26, 2021
Other expense increased by $2.8 million mainly due to an increase in unrealized foreign currency losses.
Nine Months Ended October 2, 2022 versus September 26, 2021
Other expense increased by $8.7 million mainly due to unrealized foreign currency losses in the current year period.
Income Taxes
Three Months Ended October 2, 2022 versus September 26, 2021

The effective tax rate was 25.7% for the three months ended October 2, 2022 as compared to 23.2% for the three months ended September 26, 2021. The effective tax rate for the three months ended October 2, 2022 was adversely affected from a change in the estimate related to forecasted global income and state income taxes.
Nine Months Ended October 2, 2022 versus September 26, 2021
The effective tax rate was 20.1% for the nine ended October 2, 2022 as compared to 24.4% for the nine months ended September 26, 2021. The effective tax rate for the nine months ended October 2, 2022 benefited from favorable adjustments of $12.7 million resulting from a change in the estimate for Foreign Derived Intangible Income.

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
Approximately $41.3 million of available cash was held by our foreign subsidiaries as of October 2, 2022. We do not currently expect to incur significant additional tax liabilities if funds held by our foreign subsidiaries were to be repatriated.
There have been no material changes to our cash requirements from known contractual and other obligations reported in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 filed with the Securities and Exchange Commission (the "SEC") on February 28, 2022.
Debt Service Obligations
On April 30, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto (the "Credit Agreement"). The Credit Agreement provides for, among other things: (i) a senior secured term loan in an aggregate principal amount of $650 million (the "Term Loan") and (ii) a senior secured revolving credit facility with revolving commitments in an aggregate principal amount of $525 million (the "Revolving Credit Facility" and, together with the Term Loan, the “Credit Facility”). Borrowing availability under the Revolving Credit Facility is subject to no default or event of default under the Credit Agreement having occurred at the time of borrowing. The Credit Facility matures on April 30, 2026. As of October 2, 2022, $641.9 million was outstanding under the Term Loan and no borrowings were outstanding under the Revolving Credit Facility. As of October 2, 2022, the interest rate per annum for the Term Loan was 4.49%. We were in compliance with the covenants in the Credit Agreement at October 2, 2022.
On June 6, 2019, we issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027. We must pay interest on the Notes in cash on June 15 and December 15 of each year at a rate of 5.500% per annum. The Notes will mature on June 15, 2027. We were in compliance with the covenants in the indenture governing the Notes at October 2, 2022.
See Note 5 - Debt in the notes to consolidated financial statements for additional information on our outstanding indebtedness.

Capital Expenditures
Capital expenditures for the nine months ended October 2, 2022 and September 26, 2021 were $135.9 million and $80.0 million, respectively. Our capital expenditures during the nine months ended October 2, 2022 primarily related to real estate purchases and development and technology-based investments, including improvements in information technology systems and infrastructure. Capital expenditures were funded primarily from cash flow from operations. We continue to invest in our core information technology capabilities and capacity expansion. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies. Pursuant to the Merger Agreement, we are restricted from engaging in capital expenditures beyond certain levels without RBA’s prior consent.
Acquisitions
Some of our prior years' acquisitions included contingent payments based on certain conditions and future performance. As of October 2, 2022, we had estimated contingent consideration with a fair value of approximately $5.5 million (based on Level 3 inputs), of which $2.6 million is reported in current liabilities, Other accrued expenses line, and $2.9 million is reported in non-current liabilities, Other liabilities line, within the accompanying consolidated balance sheet. These contingent consideration payments will be made over the next 4 years, subject to satisfaction of the relevant conditions and future performance.
Summary of Cash Flows

	Nine Months Ended
(in millions)	October 2, 2022	September 26, 2021	Change
Net cash provided by (used by):
Operating activities	$315.4	$283.4	$32.0
Investing activities	(99.1)	(85.6)	(13.5)
Financing activities	(222.6)	(144.6)	(78.0)
Effect of exchange rate on cash	(10.2)	0.1	(10.3)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(16.5)	$53.3	$(69.8)
Net cash provided by operating activities during the nine months ended October 2, 2022 increased by $32.0 million as compared to the nine months ended September 26, 2021. The increase in operating cash flow was primarily attributable to changes in accounts receivable as a result of the timing of collections from customers and an increase in profitability, net of non-cash adjustments, of $20.9 million. These increases were partially offset by changes in payables and accruals as a result of the timing of funds disbursement to vehicle consignors and vendors, a decrease in incentive-based compensation and an increase in operating lease payments.
Net cash used by investing activities during the nine months ended October 2, 2022 increased by $13.5 million as compared to the nine months ended September 26, 2021. The increase was primarily related to an increase in cash used for capital expenditures during the nine months ended October 2, 2022 (see "Capital Expenditures" above for additional information). This increase was partially offset by the proceeds from the sale of a property in South Carolina which was simultaneously leased back to the Company.
Net cash used by financing activities was $222.6 million for the nine months ended October 2, 2022 as compared to $144.6 million for the nine months ended September 26, 2021. The increase in net cash used by financing activities was primarily attributable to the contingent consideration payments of $54.7 million relating to SYNETIQ and other prior acquisitions, a net increase in payments of our debt of $49.1 million, and $27.2 million in repurchases of our common stock under our Repurchase Program. These increases were partially offset by an increase in book overdrafts of $47.0 million and deferred financing costs of $4.8 million in the prior year period.
Critical Accounting Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material. Other than as described below with respect to our assessment of goodwill, there have been no material changes in our critical accounting policies disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 filed with the SEC on February 28, 2022.
During the third quarter of fiscal 2022, we updated our forecasts which resulted in a decline in the International reporting unit's operating results and projections. We identified this as a triggering event and determined that the carrying amount of the International reporting unit's goodwill should be evaluated for impairment at October 2, 2022. The impairment test indicated that the fair value of the International reporting unit exceeded its carrying value by approximately 40% and therefore no goodwill impairment was recorded. The goodwill allocated to the International reporting unit was $250.1 million as of October 2, 2022.

The valuation of the reporting unit requires significant judgment and is sensitive to underlying assumptions including forecasted revenues, costs and discount rate, as well as the selection of comparable companies and valuation multiples. Further declines in future cash flows or valuation multiples could negatively impact the estimated fair value and result in an impairment for the reporting unit which could be material to our consolidated financial statements.

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on our unaudited consolidated financial statements or disclosures.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of October 2, 2022.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended October 2, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 9 - Commitments and Contingencies in the condensed notes to consolidated financial statements for information regarding material legal proceedings, which information is incorporated by reference in this Item 1.
Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 28, 2022 and under “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q which was filed with the SEC on May 10, 2022.
In addition to the information set forth below, you should carefully consider the information disclosed under "Item 1A. Risk Factors" in such Annual Report on Form 10-K and Quarterly Report on Form 10-Q which was filed with the SEC on May 10, 2022. You should also be aware that these risk factors and other information may not describe every risk facing our Company.
Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Risks Related to Mergers with RBA
The announcement and pendency of the Mergers with RBA may have an adverse effect on our business, results of operations and stock price.

On November 7, 2022, we entered into the Merger Agreement pursuant to which RBA will acquire the Company in a stock and cash transaction. Upon the terms and subject to the conditions set forth in the Merger Agreement, upon completion of the Mergers, RBA stockholders will own approximately 59% of the common shares of the combined company and our stockholders will own approximately 41% of the common shares of the combined company. We currently operate, and until completion of the Mergers will continue to operate, independently of RBA.

There are material uncertainties and risks associated with the Merger Agreement and the Mergers. If any of these uncertainties and risks develop into actual events, then our business, financial condition, results and ongoing operations, stock price or prospects could be materially adversely affected. These uncertainties and risks include, but are not limited to, the following:

•the announcement or pendency of the Mergers could adversely impact ability to attract, retain or motivate employees and our relationships with third parties, including our current and prospective customers, suppliers, vendors, landlords and other business partners;

•we may forego opportunities we might otherwise pursue absent the Mergers with RBA, including as a result of the restrictions imposed on our business and operations pursuant to certain covenants set forth in the Merger Agreement, which may prevent us from pursuing certain business or other strategic opportunities or taking other non-ordinary course actions without RBA’s prior consent, even if those actions would be beneficial to us;

•matters relating to the Merger, including integration planning, may require substantial commitments of time and resources by our management and employees and may otherwise divert the attention of management and employees, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

•the pendency and outcome of any legal proceedings that may be instituted against us, our directors and others relating to the transactions contemplated by the Mergers, could result in significant costs of defense, indemnification or liability or prevent or delay the consummation of the Mergers; and

•our directors and executive officers have financial interests in the Mergers that may be different from, or in addition to, the interests of our stockholders generally, which could have influenced their decisions to support or approve the Mergers.

In addition, since a majority of the consideration that our stockholders will receive in the Mergers will consist of RBA Common Shares, prior to the closing of the Mergers our stock price will be impacted by changes in RBA’s share price (as discussed below).

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services, other transaction costs and employee retention costs in connection with the Mergers, many of which fees and costs are payable by us regardless of whether the Mergers are consummated.

The Mergers are subject to various closing conditions, including regulatory approvals and approvals by our and RBA’s stockholders, as well as other uncertainties. There can be no assurances as to whether or when the Mergers will be completed.

Completion of the Mergers is subject to the satisfaction or waiver of a number of closing conditions. It is possible that such conditions may prevent, delay or otherwise materially impact the completion of the Mergers. The closing of the Mergers is subject to the satisfaction or waiver of certain conditions including, among other things, (a) in the case of RBA, the approval of the issuance of the RBA Common Shares in connection with the Mergers by the affirmative vote of a majority of the votes cast by holders of the outstanding RBA Common Shares at its stockholder meeting, (b) in the case of the Company, the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock, (c) certain approvals, clearances and/or expirations of waiting periods under applicable antitrust laws, (d) a registration statement on Form S-4 to be filed by RBA being declared effective by the SEC, (e) the approval for listing by the NYSE and TSX of the RBA Common Shares to be issued pursuant to the Merger Agreement, (f) subject to certain materiality exceptions, the accuracy of the representations and warranties of the other party contained in the Merger Agreement and the compliance by the other party with its covenants contained in the Merger Agreement, (g) the absence of a material adverse effect with respect to the other party, (h) the receipt by us of an opinion from tax counsel as to the Mergers qualifying as a “reorganization” and not resulting in gain recognition for certain Company stockholders under the applicable provisions of the Internal Revenue Code and (i) other customary closing conditions.

The governmental authorities from which authorizations are required have broad discretion in administering the applicable laws and regulations, and may take into account various facts and circumstances in their consideration of the Mergers or the other transactions contemplated by the Merger Agreement. Although we and RBA have agreed, subject to certain exceptions, to use efforts and accept certain remedies to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained, and the governmental entities from which these approvals are required may impose conditions on the completion of the Mergers or require changes to the terms of the Mergers. Any such conditions or changes could have the effect of jeopardizing or delaying completion of the Mergers. Any delay in completing the Mergers may significantly reduce the synergies projected to result from the Mergers and other benefits that the parties expect to achieve if they successfully complete the Mergers. The parties are not obligated to consummate the Mergers under certain circumstances, including if the required approvals by our stockholders and RBA’s stockholders are not obtained. In addition, other factors, such as RBA’s ability to obtain the debt financing it needs to complete the Mergers on acceptable terms and other sources of cash to consummate the Mergers, and any litigation challenging the Merger, may affect when and whether the Mergers will occur. If the Mergers are not completed on or before 5:00 p.m. New York City time on August 7, 2023 (subject to extension as provided in the Merger Agreement), either RBA or we may choose to terminate the Merger Agreement. RBA or we may also elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the closing, before or after the required stockholder approvals, as applicable.

Failure to complete the Mergers, or a delay in the completion of the Mergers, could negatively impact our business, results of operations, financial condition and stock price.

If the Mergers or the other transactions contemplated by the Merger Agreement are not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement or RBA’s stockholders failing to approve the issuance of RBA Common Shares in the Mergers, we will remain an independent public company. Our ongoing business may be materially and adversely affected by the failure to complete the Mergers, or by a delay in the completion of the Mergers, and we may suffer consequences that could adversely affect our business, results of operations, financial condition and stock price, including the following:

•we could be required to pay a termination fee of $189 million if the Merger Agreement is terminated in certain circumstances, including because our Board of Directors has changed its recommendation in favor of the Merger, if we terminate the Merger Agreement to accept a superior proposal or in certain circumstances if an alternative acquisition proposal is made prior to the termination of the Merger Agreement and we enter into a definitive agreement providing an alternative transaction within 12 months of such termination;

•matters relating to the Mergers will require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company;

•we may be subject to legal proceedings related to the potential delay of or failure to consummate the Mergers;

•the failure of the Mergers to be consummated may result in negative publicity and a negative impression of us in the investment community;

•disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, business partners and employees, may continue or intensify in the event the Mergers is delayed or not consummated;

•the Merger Agreement places certain restrictions on the conduct of our business, and such restrictions, the waiver of which is subject to the consent of RBA, may prevent us from making certain acquisitions, entering into or amending certain contracts, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Mergers that we would have made, taken or pursued if these restrictions were not in place; and

•we may experience an increase in employee departures in the event the Mergers are delayed or not consummated.

In addition, we could be subject to litigation related to any failure to complete the Mergers or related to any proceeding to specifically enforce our performance obligations under the Merger Agreement. Similarly, delays in the completion of the Mergers could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty. If any of these risks materialize, they may materially and adversely affect our business, financial condition, financial results and stock price.

Because the exchange ratio is fixed and the market price of RBA’s common shares has fluctuated and will continue to fluctuate, our stockholders cannot be certain of the ultimate value of the Merger Consideration (as defined below) they will receive in the Mergers.

Upon completion of the Mergers, each share of our common stock that is outstanding immediately prior to the Mergers will be automatically converted into the right to receive the Merger Consideration, which consists of (1) 0.5804 shares of RBA’s common stock and (2) $10.00 in cash. The exchange ratio is fixed and will not be adjusted to reflect stock price changes of either our common stock or RBA Common Shares prior to the closing of the Mergers. As a result, the ultimate value of the share consideration will depend on the market price of RBA Common Shares at the time the Mergers are completed and our stockholders cannot be sure of the market value of the share component of the Merger Consideration they will receive upon completion of the Mergers.

The market price of RBA Common Shares has fluctuated since the date of the announcement of the Mergers and is expected to continue to fluctuate through and after the date the Mergers are completed, which could occur a considerable amount of time after the date hereof. Changes in the price of RBA’s Common Share may result from a variety of factors, including, among others:

•general market and economic conditions and other factors affecting the price of our common stock or RBA Common Shares;

•changes in RBA’s and our respective businesses, operations and prospects and the risks inherent in our respective businesses;

•changes in market assessments of the likelihood that the Mergers will be completed and/or the value that may be generated by the Mergers; and

•changes with respect to expectations regarding the timing of the Mergers and regulatory considerations.

Many of these factors are beyond our and RBA’s control. In addition, the use of cash and incurrence of substantial indebtedness in connection with the financing of the Mergers may have an adverse impact on RBA’s liquidity, limit RBA’s flexibility in responding to other business opportunities and increase RBA’ s vulnerability to adverse economic and industry conditions, each of which could adversely affect RBA’s share price prior to closing and that of the combined company following closing.

Potential litigation filed against us or RBA could prevent or delay the completion of the Mergers or result in the payment of damages following completion of the Mergers.

We and members of our Board of Directors or executive officers may in the future be parties, among others, to various claims and litigation related to or arising out of the Mergers, including putative stockholder class actions. RBA and its executive officers and members of its Board of Directors may also be the subject of potential claims and litigation related to or arising out of the Mergers. Among other remedies, the plaintiffs in such matters may seek to enjoin the Mergers. The results of complex legal proceedings are difficult to predict, and could delay or prevent the Mergers from becoming effective in a timely manner. The existence of litigation relating to the Mergers could impact the likelihood of obtaining the requisite approvals from stockholders of either RBA or the Company. Moreover, any future litigation could be time consuming and expensive, could divert our attention away from regular business, and, if any one of these potential lawsuits is adversely resolved, could have a material adverse effect on our or the combined company’s business, results of operations or financial condition.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Mergers and could discourage a potential competing acquirer of us or could result in any competing proposal being at a lower price than it might otherwise be.

The Merger Agreement contains certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties, to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, to enter into any commitment with respect to any alternative acquisition proposal or to recommend or approve any alternative acquisition proposal. In addition, subject to certain customary “fiduciary out” exceptions, our Board of Directors is required to recommend that our stockholders vote in favor of the adoption of the Merger Agreement at the special stockholder meeting we will hold in connection with the Mergers. In addition, we may be required to pay RBA a termination fee of $189 million in certain circumstances, including if the Merger Agreement is terminated in certain circumstances following our receipt of an alternative acquisition proposal.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition to acquire all or a significant party of the Company, including proposals that may be deemed to offer greater value to our stockholders than the Merger Consideration. Furthermore, even if a third party elects to propose an acquisition, the requirement that we must pay a termination fee to accept any such proposal may cause that third party to offer a lower price to our stockholders than such third party might otherwise have offered.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are generally required to use reasonable efforts to conduct our business in the ordinary course in all material respects and are restricted from taking certain actions set forth in the Merger Agreement without RBA’s prior consent. These limitations include, among other things, issuing stock or equity awards subject to specified carve-outs, hiring, promoting or terminating employees, incurring indebtedness other than certain revolving credit facility borrowings, engaging in capital expenditures beyond certain levels, terminating, materially modifying or materially amending certain material contracts or entering into certain material contracts. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition.

After completion of the Mergers, RBA may fail to realize the projected benefits and cost savings of the Mergers, which could adversely affect the value of RBA Common Shares.

The success of the Mergers will depend, in part, on RBA’s ability to realize the anticipated benefits and cost savings from combining the respective businesses of us and RBA, including operational and other synergies that we believe the combined company will be able to achieve. The anticipated benefits and cost savings of the Mergers may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made, such as the achievement of operating synergies, may not be realized. The integration process may, for us and RBA, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the Mergers that were not discovered in the course of performing due diligence. Additionally, the integration will require significant time and focus from management following the Mergers.

In addition, in connection with the proposed Mergers, on November 7, 2022, RBA entered into a commitment letter pursuant to which the initial lenders thereunder are committing to provide (i) a backstop senior secured revolving credit facility in an aggregate principal amount of up to $750 million (the “Backstop Revolving Facility”) and (ii) a senior secured 364-day bridge loan facility in an aggregate principal amount of up to $2.8 billion (the “Bridge Loan Facility,” and together with the Backstop Revolving Facility, the “Facilities”). RBA expects to replace the Bridge Loan Facility prior to the closing of the Mergers with permanent financing, which may include the issuance of debt securities and/or one or more senior term loan facilities. Taking on additional indebtedness in connection with the proposed Mergers, as a result of the borrowings under the Bridge Loan Facility and/or other permanent financing that replaces such facility, would increase the cash outlays to service RBA’s debt in future periods. If the combined company’s cash flows and capital resources are insufficient to fund debt service obligations, it could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness.

Item 6.    Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated as of November 7, 2022, by and among Ritchie Bros. Auctioneers Incorporated, Ritchie Bros. Holdings Inc., Impala Merger Sub I, LLC, Impala Merger Sub II, LLC, and IAA, Inc.	8-K	001-38580	2.1	11/7/2022
3.1	Amended and Restated Certificate of Incorporation of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.1	6/28/2019
3.2	Amended and Restated Bylaws of IAA, Inc., dated November 6, 2022	8-K	001-38580	3.1	11/7/2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X*
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Condensed Notes to Consolidated Financial Statements
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

IAA, Inc.
(Registrant)

Date:	November 9, 2022	/s/ John W. Kett
John W. Kett President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date:	November 9, 2022	/s/ Susan Healy
Susan Healy Executive Vice President, Chief Financial Officer (Principal Financial Officer)