Form 10-K
period 2023-01-01
IAA, Inc.
filed 2023-02-24
CIK 1745041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2023
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to (§240.10D-1(b)). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was $4,426,719,223 at July 1, 2022, the last business day of the registrant's most recently completed second fiscal quarter.
As of February 14, 2023, 133,858,743 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
Documents Incorporated by Reference

Not Applicable

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-K that are not historical facts may be forward-looking statements. Words such as “should,” “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Such statements include statements regarding our pending merger with Ritchie Bros. Auctioneers Incorporated (“RBA”); the impact of macroeconomic conditions on our business; our future growth; expectations regarding vehicle volume sales, results of operations and capital expenditures; and our continued investment in information technology. Such statements are based on management’s current expectations, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those under "Summary of Risks Affecting Our Business" below, and further discussed in Item 1A “Risk Factors” of this Annual Report on Form 10-K, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.

SUMMARY OF RISKS AFFECTING OUR BUSINESS
Investing in our Company involves a high degree of risk. The following summary highlights some of the risks you should consider before deciding to invest in our Company. This summary is not complete, and the risks summarized below are not the only risks we face. You should review and carefully consider the risks and uncertainties described in more detail in Item 1A “Risk Factors” of this Annual Report on Form 10-K, which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business.

The summary of risks affecting our business include:

•The announcement, pendency or consummation of the Mergers (as defined below) with RBA may have an adverse effect on our business, results of operations and stock price.
•The Mergers are subject to various closing conditions, including approvals by our and RBA’s shareholders, as well as other uncertainties. There can be no assurances as to whether or when the Mergers will be completed.
•Failure to complete the Mergers, or a delay in the completion of the Mergers, could negatively impact our business, results of operations, financial condition and stock price.
•Because the exchange ratio is fixed and the market price of RBA’s common shares has fluctuated and will continue to fluctuate, our stockholders cannot be certain of the ultimate value of the Merger Consideration (as defined below) they will receive in the Mergers.
•Potential litigation filed against us or RBA could prevent or delay the completion of the Mergers or result in the payment of damages following completion of the Mergers.
•The Merger Agreement (as defined below) contains provisions that limit our ability to pursue alternatives to the Mergers and could discourage a potential competing acquirer of us or could result in any competing proposal being at a lower price than it might otherwise be.
•While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
•Our business and operating results would be adversely affected due to: loss of one or more significant suppliers, reduction in significant volume from suppliers, an adverse change in our supplier relationships, or a disruption to our supply of damaged, total loss and low-value vehicles.
•Our business and operating results would be adversely affected if we are unable to meet or exceed our buyer customers’ demand and expectations or due to a disruption in demand of damaged, total loss and low-value vehicles.
•Our market position and competitive advantage could be threatened by our competitors and/or disruptive new entrants.
•If our facilities lack the capacity to accept additional vehicles, then our relationships with insurance companies or other vehicle suppliers could be adversely affected.
•The COVID-19 pandemic, or other future epidemic or pandemic diseases, and measures intended to reduce their spread, may adversely affect our business, results of operations and financial condition.
•Macroeconomic factors, including high fuel prices, high labor costs, rising inflation and changes in used car prices, may have an adverse effect on our revenues, gross profit and operating results.
•We may be unable to keep existing facilities or open new facilities in desirable locations and on favorable terms, which could materially and adversely affect our results of operations.
•We may not be successful in the implementation of our business strategy or we may improperly align new strategies with our vision, which could lead to the misapplication of our resources.
•We may not properly leverage or make the appropriate investment in technology advancements, which could result in the loss of any sustainable competitive advantage in products, services and processes.
•If we fail to identify, manage, complete and integrate acquisitions, our operating results, financial condition and growth prospects could be adversely affected.
•Reliance on our subhaulers and trucking fleet operations could materially and adversely affect our business and reputation.

•Weather-related and other events beyond our control may adversely impact operations.
•An increase in the number of damaged and total loss vehicles we purchase could adversely affect our profitability.
•If we fail to attract and retain key personnel, have inadequate succession planning, or manage labor shortages, we may not be able to execute our business strategies and our financial results could be negatively affected.
•A significant change in used-vehicle prices could impact the proceeds and revenue from the sale of damaged and total loss vehicles.
•We are partially self-insured for certain losses, and our self-insured costs could increase.
•We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net income.
•We assume the settlement risk for vehicles sold through our marketplaces.
•If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected. Also, we may be subject to patent or other intellectual property infringement claims, which could have an impact on our business or operating results due to a disruption in our business operations, the incurrence of significant costs and other factors.
•Significant disruptions of information technology systems, infrastructure and business information could adversely affect our business and reputation.
•Cyber attacks, including breaches of information technology systems and other cybersecurity incidents, could cause interruptions, malfunctions or other failures that could materially adversely affect our business and reputation and create data security risks.
•Our business is exposed to risks associated with online commerce security and credit card fraud.
•Compliance with U.S. and global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and store data, and the failure to comply with such requirements could subject us to significant fines and penalties, which could adversely affect our business, financial condition and reputation.
•Changes in laws affecting the import and export of damaged and total loss vehicles may have an adverse effect on our business and financial condition.
•We are subject to certain governmental regulations, including vehicle brokerage and auction laws and currency reporting obligations. Our business is subject to risks related to litigation and regulatory actions.
•Environmental, health and safety risks could adversely affect our operating results and financial condition.
•Our expansion into markets outside the U.S. and our non-U.S. based operations subject us to unique operational, competitive and regulatory risks.
•A portion of our net income is derived from our international operations, primarily Canada and the United Kingdom, which exposes us to foreign exchange risks that may impact our financial statements. In addition, increases in the value of the U.S. dollar relative to certain foreign currencies may negatively impact foreign buyer participation in our marketplaces.
•The separation and distribution agreement (the “Separation Agreement”) that we entered into with KAR limits our ability to compete in certain markets for a period of time following the Separation.
•We have a substantial amount of debt, which could impair our financial condition and adversely affect our ability to react to changes in our business.

PART I
Item 1.    Description of Our Business
Unless the context suggests otherwise, all references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” or “our,” refer to IAA, Inc. and its subsidiaries on a consolidated basis.
Our Company and Business Segments
We are a leading global digital marketplace connecting vehicle buyers and sellers. Leveraging leading-edge technology and focusing on innovation, our unique platform facilitates the marketing and sale of total-loss, damaged and low-value vehicles for a full spectrum of sellers. Headquartered in Westchester, IL, our company has two operating segments: United States and International. We maintain operations in the United States, which make up the United States segment and operations in Canada and the United Kingdom, which make up the International segment. We have more than 210 facilities across both business segments. These two operating segments also represent our two reportable segments. These segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results. See Note - 15 - Segment Information in the notes to consolidated financial statements for additional information. Discussions throughout which refer to “North America” or “North American” include the combination of the United States segment and operations in Canada from the International segment.
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
Our Corporate History and Our Separation from KAR Auction Services, Inc. (“KAR”)
IAA entered the vehicle salvage business in 1982, and first became a public company in 1991. After growing through a series of acquisitions, IAA was acquired by two private equity firms in 2005. The two private equity firms and certain members of IAA management contributed IAA to KAR in 2007.
On February 27, 2018, KAR announced a plan to pursue the separation and spin-off (the “Separation”) of IAA (its salvage auction services business) into a separate public company. On June 28, 2019 (the “Separation Date”), KAR completed the distribution of 100% of the issued and outstanding shares of common stock of IAA to the holders of record of KAR's common stock on June 18, 2019, on a pro rata basis (the “Distribution”). Following the Separation and Distribution, IAA became an independent publicly-traded company and is listed on the New York Stock Exchange under the symbol “IAA.”
Recent Highlights and Developments
Proposed Merger

Merger Agreement
On November 7, 2022, we entered into the Agreement and Plan of Merger and Reorganization (as amended or otherwise modified prior to January 22, 2023, the “Original Merger Agreement”), and on January 22, 2023, we entered into the Amendment to the Agreement and Plan of Merger and Reorganization (such amendment, the “Merger Agreement Amendment” and, together with the Original Merger Agreement, as it may be further amended or modified from time to time, the “Merger Agreement”) with Ritchie Bros. Auctioneers Incorporated, a company organized under the federal laws of Canada (“RBA”), Ritchie Bros. Holdings Inc., a Washington corporation and a direct and indirect wholly owned subsidiary of RBA (“US Holdings”), Impala Merger Sub I, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of US Holdings (“Merger Sub 1”), and Impala Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of US Holdings (“Merger Sub 2”), providing for RBA’s acquisition of the Company in a stock and cash transaction. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the closing of the transactions (i) Merger Sub 1 will be merged with and into us (the “First Merger”), with the Company surviving as an indirect wholly owned subsidiary of RBA and a direct wholly owned subsidiary of US Holdings (the “Surviving Corporation”), and (ii) immediately following the consummation of the First Merger, the Surviving Corporation will be merged with and into Merger Sub 2 (together with the First Merger, the “Mergers”), with Merger Sub 2 surviving as a direct wholly owned subsidiary of US Holdings.

At the effective time of the First Merger (the “Effective Time”), each issued and outstanding share of common stock of the Company (other than certain customary excluded shares) as of immediately prior to the Effective Time will be converted automatically into the right to receive (A) 0.5252 of a common share, without par value, of RBA (“RBA Common Shares”) and (B) $12.80 in cash, without interest and less any applicable withholding taxes (together, the “Merger Consideration”). Additionally, our stockholders will receive cash in lieu of any fractional RBA Common Shares to which they would otherwise be entitled.
Cooperation Agreement
Also on January 22, 2023, we entered into a Cooperation Agreement (the “Cooperation Agreement”) with Ancora Holdings Group, LLC and/or its applicable affiliates (“Ancora”) regarding the Mergers, the membership and composition of our Board of Directors in certain circumstances and related matters. Pursuant to the Cooperation Agreement, with the prior written consent of RBA, we have agreed to take all necessary actions to designate Timothy James O’Day as an IAA designee for appointment to the combined company board of directors immediately following the Effective Time (subject to the completion of customary vetting and onboarding matters). Ancora irrevocably committed to appear at the special meeting of our stockholders (the “IAA Special Meeting”) to consider and vote its shares, representing approximately 4% of our voting power as of the date of the Cooperation Agreement, in favor of the transactions contemplated by the Merger Agreement, including the Mergers, and certain other matters at the IAA Special Meeting. Additionally, Ancora has committed to vote in accordance with the recommendation of our Board of Directors with respect to director elections and, subject to certain limited exceptions, all other proposals put forth to our stockholders until the later of the closing of the Mergers and the conclusion of our 2023 annual meeting of stockholders. Ancora also has certain replacement rights with respect to Mr. Timothy James O’Day’s appointment to the combined company board of directors, subject to specified ownership thresholds and the prior written consent of RBA.
In the event that the IAA stockholders or the RBA shareholders do not approve the Mergers or we file definitive proxy materials for our 2023 annual meeting of stockholders (the first to occur of such events, a “Transaction Vote Down”), (i) within five business days of the Transaction Vote Down, one of our current directors (other than our Chief Executive Officer) will resign from our Board of Directors and we will, after completion of customary vetting and onboarding matters, appoint Mr. Timothy James O’Day as an observer to our Board of Directors, (ii) we will appoint a second director candidate identified by Ancora and selected pursuant to the procedures described in the Cooperation Agreement as an observer to our Board of Directors (the “Second Director Candidate”), and (iii) we will appoint a third director candidate to be mutually agreed between us and Ancora as an observer to our Board of Directors (the “Mutual Director Candidate” and, together with Mr. Timothy James O’Day and the Second Director Candidate, the “New Director Candidates”). In the event of a Transaction Vote Down, immediately following the 2023 Annual Meeting of Stockholders, we will increase the size of our Board of Directors to 11 directors in order to appoint the New Director Candidates as directors. Thereafter, we will not increase our Board of Directors without prior written consent from Ancora.
Approvals
On December 20, 2022, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired and RBA received a no-action letter from the Canadian Commissioner of Competition with respect to the Mergers. The parties have received all necessary antitrust clearance required by the Merger Agreement. The IAA Special Meeting is scheduled for March 14, 2023 and a special meeting of RBA shareholders to consider and vote on approval of the issuance of RBA Common Shares in connection with the Mergers (the “RBA Special Meeting”) is also scheduled for March 14, 2023. If these matters are approved by our stockholders and RBA shareholders at the IAA Special Meeting and RBA Special Meeting, respectively, we expect to close the Mergers in the first half of 2023, subject to the satisfaction or waiver of additional conditions to closing set forth in the Merger Agreement. We currently operate, and until completion of the Mergers will continue to operate, independently of RBA. See Note 1 – Basis of Presentation in the notes to consolidated financial statements for additional information regarding the proposed Merger.
Acquisition
During the first quarter of fiscal 2022 we received required approvals from the U.K. Competition and Markets Authority (the “CMA”) relating to our acquisition of SYNETIQ Ltd. (“SYNETIQ”) on October 26, 2021. The results of operations of SYNETIQ are included in our International segment from the date of acquisition.
Our Operations, Products and Services
We generate a significant portion of our revenue from auction fees and related services associated with our salvage auctions. Approximately two-thirds of our revenue is earned from buyers. We charge fees to buyers for each vehicle purchased based on a tiered structure that increases with the sales price of the vehicle as well as fees for additional services such as storage, transportation, and vehicle condition reporting. We also charge buyers a fixed registration fee to access auctions. Approximately one-third of our revenue is earned from vehicle suppliers or sellers. We charge vehicle sellers agreed-upon processing and service fees to facilitate the remarketing of salvage vehicles, including the inbound tow, processing, storage, titling, enhancing and sale at auction.
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
Our operating expenses consist of cost of services, cost of vehicle and parts sales, selling, general and administrative and depreciation and amortization. Cost of services is comprised of payroll and related costs, subcontract services, supplies, insurance, property taxes, utilities, service contract claims, maintenance and lease expense related to the auction sites. Cost of vehicle and parts sales represents the cost of purchased vehicles and associated parts. Cost of services and cost of vehicle and parts sales exclude depreciation and amortization. Selling, general and administrative expenses are comprised of, among other things, payroll and related costs, sales and marketing, information technology services and professional fees.
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
We market vehicles to prospective buyers through our many marketplaces, 24 hours per day, 7 days per week. Auctions are typically held weekly for most locations and allow bidders to participate virtually at the auction. Certain vehicles are also offered for sale online via IAA Timed AuctionsTM, where bidders may bid on those vehicles for a fixed duration of time, and via IAA Buy NowTM where vehicles are offered for sale at a fixed price. All vehicles which are ready for sale are listed and available online on IAA Auction CenterTM, allowing prospective bidders to preview and bid on vehicles prior to the digital auction event. IAA Auction Center includes a “Fast Search” function that allows for filtering to quickly locate specific vehicles and offers logged-in buyers additional services such as “Enhanced Vehicle Details” that includes VIN details and Hollander Interchange parts data to help buyers make informed purchasing decisions. IAA Auction Center provides online buyers with an open, competitive digital bidding environment. Our mobile and online capabilities provide buyers the greatest flexibility in their purchasing options, exposing vehicles to bidders from around the globe and allowing bidders to participate in a greater number of auctions. Online inventory browsing, digital alerts (via email or through buyer app) and multiple vehicle payment methods reduce the time required to acquire vehicles, and the broader market exposure and increased competitive bidding generally drive higher selling prices. We believe the capabilities of our auction models maximize auction proceeds and returns for our vehicle sellers.
We have developed proprietary web-based information systems such as Automated Salvage Auction Processing system (ASAP) for the United States segment and VISion for the International segment to streamline all aspects of our operations and centralize operational data collection. These systems provide sellers with 24-hour online access to powerful tools to manage the salvage disposition process, including inventory management, sales price analysis and electronic data interchange of titling information. Our unique digital marketplace, combined with our unique merchandising platform (IAA Interact™), provides buyers detailed information and optionality in how they bid and buy, which are key differentiators of our service offering and helps sellers achieve the highest selling price on a given vehicle. Leveraging leading-edge technology and focusing on innovation, we processed approximately 2.3 million total loss, damaged and low-value vehicles in fiscal 2022.
In addition, we also offer products and services to:
•expedite the process of vehicle pick-up, towing and assignment
•transport vehicles inbound to or outbound from our facilities
•optimize the organization and management of inventory
•merchandize vehicles to engage buyers with detailed vehicle information
•facilitate the digital sale of vehicles to a global audience

The following table sets forth our selected products and services:

Selected Products and Services	Description
Catastrophe (CAT) Services™	Industry-leading strategic catastrophe response service focused on real estate capacity, operational execution, transportation logistics and vehicle merchandising and selling.
CSAToday®	Online reporting and analysis tool that gives seller customers the ability to manage their vehicle assets and monitor salvage performance.
IAA AuctionNow™	Our digital auction bidding and buying solution, which features inventory located at physical branches and offsite to a global buyer audience.
IAA Buy Now™	Provides a unit for sale for a specific price using analytical data between scheduled auctions.
IAA Custom BidTM	A digital bidding tool that provides buyer customers focused on recycling the ability to set pre-bids in an auction based on vehicle attributes.
IAA Inspection Services®	Provides a technology-based system for remote vehicle inspections and appraisals.
IAA Interact™	Merchandising platform combining imagery, information, personalization and efficiency.
IAA Loan Payoff™	Mitigates the time-consuming process of managing a total loss claim requiring loan payoff and title release.
IAA Market Value™	A solution for seller customers looking to estimate the values of their vehicles based on user-provided information and historical auction data.
IAA Timed Auctions™	Offers a unit for sale for a specified period of time, allowing for competitive bidding and sale prior to a scheduled auction.
IAA Title Services®	Full suite of title solutions services that facilitates title documentation, settlement and the title retrieval process.
IAA Tow App™	Mobile dispatch solution that assists the tow network.
IAA Transport™	An integrated shipping solution allowing buyers to schedule shipment of vehicles during the checkout process.
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
(i) Size and Age of Automotive Car Parc
The salvage vehicle marketplace has historically benefited from a growing number of vehicles on the road (“Car Parc”) and an increasing average age of vehicles. Growth in the number of vehicles in operation contributes to a rising number of automotive accidents, which supports increased volumes through our marketplaces. Meanwhile, vehicle owners have continued to drive the same vehicle for longer periods of time. As vehicles become older and their residual values decline, it becomes more likely that these vehicles will surpass the total loss threshold when involved in an accident and be sold on behalf of insurers through our marketplaces.
Recently, the global economy has experienced extreme volatility, inflationary conditions and disruptions in the global supply chain. The higher production costs and supply chain disruptions related to new vehicles continue to keep new vehicle prices elevated resulting in an increase in used car prices. This increase in used car prices has contributed to our higher average selling prices and revenue per unit, which have been offset slightly by higher purchased vehicle costs.

(ii) Miles Driven
The salvage vehicle marketplace is directly impacted by the number of miles driven. The significant decline in miles driven resulting from the COVID-19 pandemic-related stay-at home orders that were executed in mid-March of fiscal 2020 across North America and the United Kingdom translated into a reduction in the number of car accidents and, in turn, a reduction in vehicle assignment volumes in our marketplace in fiscal 2020 and fiscal 2021. During fiscal 2022, miles driven returned to near pre-COVID-19 levels.

(iii) Increases in Vehicle Complexity and Total Loss Frequency
Vehicle design has become increasingly more complex in recent years, as automotive manufacturers seek to differentiate themselves from competitors by incorporating new complex technologies and other enhancements into their designs in order to reduce weight and improve fuel efficiency. These technological advancements have resulted in higher repair and part replacement costs following an accident, making insurance companies more likely to declare a damaged vehicle a total loss. Based on data from CCC Information Services, the percentage of claims resulting in total losses was approximately 18% in 2022, 20% in 2021 and 21% in 2020. When a vehicle is deemed a total loss, insurers typically auction the vehicle through a salvage vehicle marketplace.
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
Customers
We obtain our supply of vehicles from insurance companies, used vehicle dealers, rental car and fleet leasing companies, auto lenders and charitable organizations, among others. We have established long-term relationships with virtually all of the major automobile insurance companies in the markets we serve. The vast majority of the vehicles we process are on a consignment basis. The buyers of damaged and total loss vehicles include automotive body shops, rebuilders, used car dealers, automotive wholesalers, exporters, dismantlers, recyclers, brokers, and where allowed, non-licensed (public) buyers, among others. Approximately two-thirds of our revenue is earned from buyers and one-third of our revenue is earned from vehicle suppliers or sellers. During fiscal 2022, approximately 40% of our revenues were associated with vehicles supplied by our four largest insurance customers in the United States segment.
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

Similarly, to attract buyers to our global digital marketplace, among other products and services, we offer state of the art merchandising technology that provides additional information, imagery and detail for each auctioned vehicle, thereby increasing buyer confidence and trust. We also offer a full spectrum of transportation services which help to further streamline the purchasing process for buyers, allowing them to schedule and pay for transportation of vehicles within IAA’s system. IAA’s customized bidding and purchasing experience, flexible bidding and buying channels provide buyers with multiple ways to procure vehicles.
Our principal competitors include Copart, Inc., Total Resource Auctions, a subsidiary of Cox Enterprises, Inc., independent auctions and a limited number of used vehicle auctions that regularly remarket damaged and total loss vehicles. Additionally, some dismantlers of damaged and total loss vehicles and Internet-based companies also enter the market from time to time. While most insurance companies have abandoned or reduced efforts to sell damaged and total loss vehicles without the use of service providers such as us, they may in the future decide to dispose of their vehicles directly to end users. See “Our market position and competitive advantage could be threatened by our competitors and/or disruptive new entrants” included in Item 1A, Risk Factors for additional information.

Seasonality
The volume of vehicles sold through our auctions generally fluctuates from quarter to quarter. This seasonality is caused by several factors including weather, the timing of used vehicles available for sale from selling customers, the availability and quality of salvage vehicles, holidays, and the seasonality of the retail market for used vehicles, which affects the demand side of the auction industry. Used vehicle auction volumes tend to decline during prolonged periods of winter weather conditions. However, severe weather conditions, including but not limited to hurricanes and tornadoes, can lead to an increase in the available supply of salvage vehicles volumes. In addition, mild weather conditions and decreases in traffic volume can each lead to a decline in the available supply of salvage vehicles because fewer traffic accidents occur, resulting in fewer damaged vehicles overall. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis. The fourth calendar quarter typically experiences lower used vehicle auction volume as well as additional costs associated with the holidays and winter weather.
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
Broaden Our Service Offering to Deepen Strategic Relationships
Our market-leading Total Loss Solutions® provides insurance companies with end-to-end outsourced solutions for the portion of the claims process prior to total loss determination and assignment to a salvage vehicle auction, which allows the insurance companies to reduce cycle time and cost, while improving employee engagement and customer service and ultimately increasing policyholder retention. Our expansion of our Inspection Services, a digital solution for remote vehicle inspections and appraisals, provides insurance carriers with high-resolution images and reports with all the information they need, without having to deploy an appraiser to the field. Expediting the appraisal process helps insurers settle with vehicle owners faster, reducing rental car costs, storage fees and cycle times. Our Quick Tow product innovation leverages our data analytics to identify specific vehicles ready for pick-up and streamlines the vehicle release process to eliminate a phone call to the policy holder or storage location. The Quick Tow process has been expedited further with the use of e-Checks to pay advanced towing and storage charges – eliminating the inefficiencies inherent in a traditional paper check process. Our IAA Loan Payoff product, a significant competitive differentiator in our industry, mitigates the time-consuming process of managing a total loss claim requiring loan payoff and title release. Our integration with Fastlane’s LossExpress™ solution expands our lender coverage to nearly all for total loss claims through our Loan Payoff portal. Our integration with Dealertrack’s Dealertrack Accelerated Title® solution expedites the total loss settlement and lien payoff process digitally and expands access to vehicle titles for all parties. We continue to add additional innovative services and capabilities to our leading end-to-end solutions.
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
We are also shortening the time it takes a vehicle to move through the auction process through our operational efficiency efforts and service offerings like IAA Total Loss Solutions® and IAA Loan Payoff. The shortened auction process timeline further improves the service we provide our customers, reduces depreciation on vehicle values, and also improves our operating margins by making our real estate usage more efficient. We also continuously analyze our vehicle storage process in order to optimize our real estate usage and our ability to process more volume without incurring incremental costs. We have further deployed additional digital tools into our yard operations to increase the efficiency of the vehicle check-in, title, inventory and sale processes. Consistent with the economy generally, we have recently experienced labor, towing and other transportation shortages, which have resulted in an increase in associated costs. We are focused on leveraging our strong and longstanding towing partnerships, bringing in additional resources, leveraging our Tow App and piloting new technology to mitigate the impact of labor, towing and other transportation shortages. As a result, in the near-term, we may experience higher costs related to labor, towing and transportation, which may delay our ability reduce costs in these areas.
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
Expand Internationally in Attractive Markets
For the year ended January 1, 2023, approximately 19% of our revenues were generated outside of the United States, and we are in the process of establishing or continuing to build operations in key geographic markets. Since the acquisition of SYNETIQ in the U.K., we have enhanced our industry relationships and expanded our geographic footprint to address the demand for dismantling and green parts services. Our auction expertise platform along with SYNETIQ’s capabilities in used parts and dismantling has created an offering that provides broad options to maximize proceeds for customers.
We also intend to strategically enter new markets by pursuing strategic acquisitions, partnerships or greenfield opportunities in high priority markets globally.
Employ Disciplined Capital Allocation Strategy
We generate strong cash flows as a result of our attractive gross margins, the ability to leverage our corporate infrastructure across our multiple auction locations, low maintenance capital expenditures and limited working capital requirements. We have a balanced and disciplined capital allocation policy that enables us to deliver attractive long-term stockholder value.
Our initiative to strategically build real estate capacity throughout our global footprint, remains one of our most important commitments to servicing our clients and meeting growing demand. Our investment in real estate to start new branches or expand existing locations reflect our continued focus on strategically investing in properties with attractive return on capital.
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
•In many states and provinces, regulations require that a damaged and total loss vehicle be forever “branded” with a salvage notice in order to notify prospective purchasers of the vehicle’s previous salvage status.
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
For additional information on the potential impacts that could result from our failure to comply with the rules and regulations governing our operations, see further Item 1A, Risk Factors under the risk: “We are subject to certain governmental regulations, including vehicle brokerage and auction laws and currency reporting obligations. Our business is subject to risks related to litigation and regulatory actions.”
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

Federal and state environmental authorities are currently investigating IAA’s role, if any, in contributing to contamination at the Lower Duwamish Waterway Superfund Site in Seattle, Washington, and the Pyrite Canyon Plume in Riverside, California. IAA’s potential liability, if any, at these sites cannot be estimated at this time. See Note 14 - Commitments and Contingencies in the notes to consolidated financial statements for a further discussion of this matter.
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
At January 1, 2023, we had a total of approximately 4,914 employees, of which approximately 3,768 were located in the United States and approximately 1,146 were located in Canada and the United Kingdom. Approximately 98% of our workforce consists of full-time employees. We use innovative efforts to recruit, train and develop our employees for long-term success with the organization and, to the extent possible, we strive to promote from within the organization. Our employees have rated IAA a Great Place to Work® since 2018.
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
Workplace Safety
We strive to provide a safe work environment for both our employees and customers. We conduct regular employee training in the areas of safety and emergency preparedness. We believe we have an exemplary workplace safety record with a Total Recordable Incident Rate (“TRIR”) rating of 2.41 during fiscal 2022, outperforming the industry average. We are classified as a motor vehicle and motor vehicle parts and supplies merchant wholesaler (code 423110) by the National American Industry Classification System (“NAICS”). According to the Bureau of Labor Statistics data as of 2019, the industry average TRIR for companies within our NAICS code classification was 3.10.
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
Of the approximately 3,768 employees based in the United States, approximately 55% of them identify as female. We also believe our workforce is ethnically diverse. At January 1, 2023, our U.S. workforce consisted of approximately 54% individuals identifying as White, 20% as Hispanic or Latino, 16% as Black or African American, 5% as Asian, 3% as two or more races, and 2% as Native Hawaiian or Pacific Islander or American Indian/Alaskan Native or Not Specified.
Additionally, of the approximately 813 employees serving in management roles and above, up to and including executives, 55% identify as male and 45% identify as female. Additionally, of those at a manager level and above, up to and including executives, approximately 73% identify as White, 13% as Hispanic or Latino, 5% as Asian, 7% as Black or African American, 1% as two or more races, less than 1% as Native Hawaiian or Other Pacific Islander, and less than 1% Not Specified.
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
Available Information
Our web address is www.iaai.com. Our electronic filings with the Securities and Exchange Commission (“SEC”) (including our Registration Statement on Form 10, all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports) are available free of charge on the website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information posted on our website is not incorporated into or part of this Annual Report.
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
On November 7, 2022, we entered into the Original Merger Agreement, and on January 22, 2023, we entered into the Merger Agreement Amendment. Pursuant to the Merger Agreement, RBA will acquire the Company in a stock and cash transaction. We currently operate, and until completion of the Mergers will continue to operate, independently of RBA.
There are material uncertainties and risks associated with the Merger Agreement and the Mergers. If any of these uncertainties and risks develop into actual events, then our business, financial condition, results and ongoing operations, stock price or prospects could be materially adversely affected. These uncertainties and risks include, but are not limited to, the following:

•     the announcement, pendency or consummation of the Mergers could adversely impact our ability to attract, retain or motivate employees and our relationships with third parties, including our current and prospective customers, suppliers, vendors, landlords and other business partners;
•     we may forego opportunities we might otherwise pursue absent the Mergers with RBA, including as a result of the restrictions imposed on our business and operations pursuant to certain covenants set forth in the Merger Agreement, which may prevent us from pursuing certain business or other strategic opportunities or taking other non-ordinary course actions without RBA’s prior consent, even if those actions would be beneficial to us;

•    matters relating to the Mergers, including integration planning, may require substantial commitments of time and     resources by our management and employees and may otherwise divert the attention of management and employees, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

•     the pendency and outcome of any legal proceedings that may be instituted against us, our directors and others relating to the transactions contemplated by the Mergers, could result in significant costs of defense, indemnification or liability or prevent or delay the consummation of the Mergers; and

•     our directors and executive officers have financial interests in the Mergers that may be different from, or in addition to, the interests of our stockholders generally, which could have influenced their decisions to support or approve the Mergers.

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

The Mergers are subject to various closing conditions, including approvals by our and RBA’s shareholders, as well as other uncertainties. There can be no assurances as to whether or when the Mergers will be completed.
Completion of the Mergers is subject to the satisfaction or waiver of a number of closing conditions. It is possible that such conditions may prevent, delay or otherwise materially impact the completion of the Mergers. The closing of the Mergers is subject to the satisfaction or waiver of certain conditions including, among other things, (a) in the case of RBA, the approval of the issuance of the RBA Common Shares in connection with the Mergers by the affirmative vote of a majority of the votes cast by holders of the outstanding RBA Common Shares at its shareholder meeting, (b) in the case of the Company, the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock, (c) the approval for listing by the NYSE and TSX of the RBA Common Shares to be issued pursuant to the Merger Agreement, (d) subject to certain materiality exceptions, the accuracy of the representations and warranties of the other party contained in the Merger Agreement and the compliance by the other party with its covenants contained in the Merger Agreement, (e) the absence of a material adverse effect with respect to the other party, (f) the receipt by us of an opinion from tax counsel as to the Mergers qualifying as a “reorganization” and not resulting in gain recognition for certain Company stockholders under the applicable provisions of the Internal Revenue Code and (g) other customary closing conditions. As of December 20, 2022, the parties have received all necessary antitrust clearances required by the Merger Agreement.
Any delay in completing the Mergers may significantly reduce the synergies projected to result from the Mergers and other benefits that the parties expect to achieve if they successfully complete the Mergers. The parties are not obligated to consummate the Mergers under certain circumstances, including if the required approvals by our stockholders and RBA’s shareholders are not obtained. In addition, other factors, such as RBA’s ability to obtain the debt financing it needs to complete the Mergers on acceptable terms and other sources of cash to consummate the Mergers, and any litigation challenging the Merger, may affect when and whether the Mergers will occur. If the Mergers are not completed on or before 5:00 p.m. New York City time on August 7, 2023 (subject to extension as provided in the Merger Agreement), either RBA or we may choose to terminate the Merger Agreement. RBA or we may also elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the closing, before or after the required stockholder and shareholder approvals, as applicable.

Failure to complete the Mergers, or a delay in the completion of the Mergers, could negatively impact our business, results of operations, financial condition and stock price.
If the Mergers or the other transactions contemplated by the Merger Agreement are not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement or RBA’s shareholders failing to approve the issuance of RBA Common Shares in the Mergers, we will remain an independent public company, and our stockholders will not receive any payment for our common stock in connection with the Mergers. Our ongoing business may be materially and adversely affected by the failure to complete the Mergers, or by a delay in the completion of the Mergers, and we may suffer consequences that could adversely affect our business, results of operations, financial condition and stock price, including the following:
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
•we will be required to make certain changes to the composition of our Board of Directors pursuant to the terms of the Cooperation Agreement, which include, among other things: (i) the resignation of one of the current members of our Board of Directors and (ii) after completion of director information and interviews and in accordance with certain procedures described in the Cooperation Agreement, the appointment of (a) Timothy James O’Day, (b) a second independent director candidate identified by Ancora and (c) a third independent director candidate mutually agreed between the Company and Ancora, in each case, as observers to our Board of Directors and then as directors immediately following our 2023 annual meeting of stockholders;
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
•the failure of the Mergers to be consummated may result in negative publicity and a negative impression of us in the investment community, including as a result of the public criticism of the Company, its business and prospects by certain investors that oppose the consummation of the Mergers;
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
Furthermore, on January 18, 2023, Luxor Capital Group, LP (together with its affiliates, “Luxor”) filed a preliminary proxy statement and on February 13, 2023 Luxor filed a definitive proxy statement with the SEC opposing the Mergers and soliciting votes of RBA shareholders in opposition to the recommendations of RBA’s board of directors at the RBA Special Meeting in connection with the Mergers. This proxy contest may cause RBA to incur additional solicitation and other costs, and may negatively impact RBA’s ability to obtain the votes required to approve the issuance of RBA Common Shares in connection with the Mergers at the RBA Special Meeting. If that vote is not obtained, then the Mergers and the other transactions contemplated by the Merger Agreement will not complete and, under certain circumstances, RBA will be required to pay us a maximum amount of $5.0 million in expense reimbursement.
In addition to the above risks, if the Merger Agreement is terminated and our Board of Directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration RBA has agreed to provide in the Mergers. If the Merger Agreement is terminated under certain circumstances, we or RBA may be required to pay the other a termination fee of $189 million.
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
Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the price of our common stock.
Stockholders may from time to time attempt to effect changes, engage in proxy solicitations or advance stockholder proposals. Certain activist stockholders have made, or have indicated they may make, strategic proposals related to our business, strategy, management or operations, and have requested, or have indicated they may request, changes to the composition of our Board of Directors. We cannot predict, and no assurances can be given as to, the outcome or timing of any such matters. In the event of a proxy contest, our business could be adversely affected. Responding to a proxy contest can be costly, time-consuming and disruptive, and can divert the attention of our management and employees from the operation of our business and execution of our strategic plan. Additionally, if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively implement our strategic plan and create additional value for our stockholders. Further, perceived uncertainties as to our future direction, including uncertainties related to the composition of our Board of Directors, may lead to the perception of instability or a change in the direction of our business, which may be exploited by our competitors, cause concern to current or potential customers, result in the loss of potential business opportunities, make it more difficult to attract and retain qualified personnel and/or affect our relationships with vendors, customers and other third parties. Moreover, a proxy contest could cause significant fluctuations in the price of our common stock based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Because the exchange ratio is fixed and the market price of RBA’s common shares has fluctuated and will continue to fluctuate, our stockholders cannot be certain of the ultimate value of the Merger Consideration (as defined below) they will receive in the Mergers.
Upon completion of the Mergers, each share of our common stock that is outstanding immediately prior to the Mergers will be automatically converted into the right to receive the Merger Consideration, which consists of (1) 0.5252 of an RBA Common Share and (2) $12.80 in cash, without interest and less any applicable withholding taxes. Our stockholders will receive cash in lieu of any fractional RBA common shares to which they would otherwise be entitled. The exchange ratio is fixed and will not be adjusted to reflect stock price changes of either our common stock or RBA Common Shares prior to the closing of the Mergers. As a result, the ultimate value of the share consideration will depend on the market price of RBA Common Shares at the time the Mergers are completed and our stockholders cannot be sure of the market value of the share component of the Merger Consideration they will receive upon completion of the Mergers.
The market price of RBA Common Shares has fluctuated since the date of the announcement of the Mergers and is expected to continue to fluctuate through and after the date the Mergers are completed, which could occur a considerable amount of time after the date hereof. Changes in the price of RBA’s Common Shares may result from a variety of factors, including, among others:

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

In addition, the use of cash and incurrence of substantial indebtedness in connection with the financing of the Mergers may have an adverse impact on RBA’s liquidity, limit RBA’s flexibility in responding to other business opportunities and increase RBA’s vulnerability to adverse economic and industry conditions, each of which could adversely affect the price of RBA’s Common Shares prior to closing and that of the combined company following closing. Further, public advocacy by stockholders or other market participants against the Mergers and the terms or strategic rationale therefor could adversely affect the price of our common stock or RBA Common Shares prior to closing and that of the combined company following closing. Many of these factors are beyond our and RBA’s control. In addition, the use of cash and incurrence of substantial indebtedness in connection with the financing of the Mergers may have an adverse impact on RBA’s liquidity, limit RBA’s flexibility in responding to other business opportunities and increase RBA’ s vulnerability to adverse economic and industry conditions, each of which could adversely affect RBA’s share price prior to closing and that of the combined company following closing.

Potential litigation filed against us or RBA could prevent or delay the completion of the Mergers or result in the payment of damages following completion of the Mergers.
We and members of our Board of Directors or executive officers are currently parties, among others, to various claims and litigation related to or arising out of the Mergers. As of February 22, 2023, four complaints were filed in federal court by purported stockholders of the Company regarding the Company’s proposed Mergers. The first complaint was filed on December 15, 2022, in the United States District Court for the Southern District of New York and is captioned Shiva Stein v. IAA, Inc., et al., Case No. 1:22-cv-10602. The second complaint was filed on February 14, 2023, in the United States District Court for the Southern District of New York and is captioned Christopher Taylor v. IAA, Inc., et al., Case No. 1:23-cv-1228. The third complaint was filed on February 14, 2023, in the United States District Court for the District of Delaware and is captioned William Johnson v. IAA, Inc., et al., Case No. 1:23-cv-165-UNA. The fourth complaint was filed on February 16, 2023, in the United States District Court for the Southern District of New York and is captioned Brian Jones v. IAA, Inc., et al., Case No. 1:23-cv-1357. The aforementioned four complaints are collectively referred to as the “Complaints.” The Complaints names us and the members of our Board of Directors as defendants. The Complaints asserts violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants and violations of Section 20(a) of the Exchange Act against members of our Board of Directors. The plaintiffs alleges that the registration statement on Form S-4 and joint proxy statement/prospectus filed with the SEC and applicable Canadian securities regulatory authorities in connection with the Mergers (the “Form S-4”) omitted or misrepresented material information regarding the Mergers. The Complaints seeks, among other relief, (i) injunctive relief preventing the consummation of the Mergers, unless and until certain information, as requested in the Complaint, is disclosed, (ii) rescission and/or rescissory damages in the event the Mergers are consummated, (iii) an order directing the defendants to file a Proxy Statement that does not contain any untrue statements of material fact, (iv) other damages purportedly suffered as a result of the alleged material omissions or misstatements, (v) an award of plaintiff's costs and disbursements in the action, including reasonable attorneys' and expert fees and expenses, and (vi) other and further equitable relief as the court may deem just and proper. In addition, as of February 22, 2023, we have received three demand letters from purported IAA stockholders, which generally seek that certain information allegedly omitted from the Form S-4 be disclosed. It is possible that additional lawsuits will be filed, or additional allegations will be received from IAA stockholders, with respect to the Mergers. RBA and its executive officers and members of its Board of Directors may also be the subject of potential claims and litigation related to or arising out of the Mergers, including claims similar to those asserted in the Complaint and seeking similar remedies, including requests to enjoin the Mergers. The results of complex legal proceedings, including those discussed above, are difficult to predict, and could delay or prevent the Mergers from becoming effective in a timely manner. The existence of litigation relating to the Mergers could impact the likelihood of obtaining the requisite approvals from our stockholders or RBA shareholders. Moreover, the litigation discussed above and any future litigation could be time consuming and expensive, could divert our attention away from regular business, and, if any one of these actual or potential lawsuits is adversely resolved, could have a material adverse effect on our or the combined company’s business, results of operations or financial condition.

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
In addition, in connection with the proposed Mergers, on November 7, 2022, RBA entered into a commitment letter pursuant to which the initial lenders thereunder committed to provide (i) a backstop senior secured revolving credit facility in an aggregate principal amount of up to $750 million (the “Backstop Revolving Facility”) and (ii) a senior secured 364-day bridge loan facility in an aggregate principal amount of up to $2.8 billion (the “Bridge Loan Facility,” and together with the Backstop Revolving Facility, the “Facilities”), which commitments were subsequently reduced to $886.1 million in connection with the sixth amendment to RBA's existing credit facility. On December 9, 2022, RBA entered into a sixth amendment to its existing credit agreement to terminate the backstop commitments (including the Backstop Revolving Facility and $88.9 million of bridge commitments that served as a backstop for RBA’s existing term loans) and replace $1.825 billion of commitments under the Bridge Loan Facility with term A loan commitments. RBA expects to replace remaining amount of the Bridge Loan Facility prior to the closing of the Mergers with permanent financing, which may include the issuance of debt securities and/or one or more senior term loan facilities. Taking on additional indebtedness in connection with the proposed Mergers, as a result of the borrowings under the Bridge Loan Facility and/or other permanent financing that replaces such facility, would increase the cash outlays to service RBA’s debt in future periods. If the combined company’s cash flows and capital resources are insufficient to fund debt service obligations, it could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness.

The Mergers also are expected to create revenue, growth, operational enhancement, expansion and other opportunities for the combined company, beyond the identified cost synergies, including through cross-selling opportunities, accelerated marketplace innovation, cross-utilization of yards, strengthening our catastrophic event response and insurance carrier relationships, and acceleration of our international expansion. The identification and scope of these opportunities is based on various assumptions, which may or may not prove to be accurate. These opportunities for the combined company may not arise as expected, or the combined company may not be able to realize the anticipated benefits from these opportunities, from the sources or in the amount manner or time frame expected, or at all. Failure to realize these opportunities could significantly reduce the expected benefits associated with the Mergers.

Risks Related to Supply, Demand and Competition

Our business and operating results would be adversely affected due to: loss of one or more significant suppliers, reduction in significant volume from suppliers, an adverse change in our supplier relationships, or a disruption to our supply of damaged, total loss and low-value vehicles.
Our business depends on suppliers of damaged, total loss and low-value vehicles. Approximately one-third of our revenue is associated with vehicles supplied by suppliers or sellers. Our vehicle suppliers include insurance companies, used-vehicle dealers, rental car and fleet lease companies, auto lenders and charitable organizations, among others. We have established long-term relationships with virtually all of the major automobile insurance companies. During fiscal 2022, approximately 40% of our revenues were associated with vehicles supplied by our four largest insurance customers in the United States segment. Our agreements with insurance company suppliers are generally subject to cancellation by either party upon 30 to 90 days’ notice. There can be no assurance that our existing agreements will not be canceled or that we will be able to enter into future agreements on favorable terms with these suppliers. We work to develop strong relationships with our suppliers to better understand their needs. From time to time, however, we experience the loss of suppliers or a reduction in volume from our suppliers, including our top vehicle suppliers. If we lose one or more of our significant suppliers, or if one or more of our large suppliers were to significantly reduce volume for any reason or favor competitors or new entrants, we may not be successful in replacing such business and our profitability and operating results could be materially adversely affected.
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

Risks Related to Our Business and Operations

The COVID-19 pandemic, or other future epidemic or pandemic diseases, and measures intended to reduce their spread, may adversely affect our business, results of operations and financial condition.
Current and future outbreaks of COVID-19, other epidemic or pandemic diseases pose the risk that we or our employees, suppliers, subhaulers and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities.
As we experienced in fiscal 2020, and to a lesser extent in fiscal 2021 and 2022, measures taken by governments to combat the spread of COVID-19, or other future epidemic or pandemic diseases may disrupt the supply of salvage vehicles. Shutdown or stay-at- home orders and other mandates implemented by federal, state and local governments may result in a significant decline in miles driven, reducing the supply of salvage vehicle assignments.
The further spread of COVID-19, including due to more contagious and/or vaccine resistant variants, or the outbreak of other future epidemic or pandemic diseases, and actions taken to limit and combat the spread, could have a material adverse impact our ability to carry out our business as normal, and may materially adversely impact our business, operating results and financial condition. The extent to which COVID-19 or other future epidemic or pandemic diseases impact our business and results of operations depends on future developments that are highly uncertain and cannot be predicted, including the duration and severity of COVID-19 or any such other future epidemic or pandemic and the actions taken to contain their impact and spread; resurgences of COVID-19 or variants thereof that may continue to occur; other actions taken by governments, businesses, and individuals in response to such epidemics or pandemics and any resulting economic disruption; and how quickly and to what extent normal economic and operating conditions resume.

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
Volatility in used car prices could have a material adverse effect on our revenues in future periods. While increased used vehicle prices have recently resulted in an increase in our revenue per unit, a sustained increase in used vehicle prices may result in vehicle owners holding on to their vehicles for longer periods of time, which could negatively impact our vehicle assignment volumes. See “A significant change in used-vehicle prices could impact the proceeds and revenue from the sale of damaged and total loss vehicles” below for additional information.
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
Our business, results of operations, and financial condition depend on our ability to execute our business strategy. See “Our Business Strategy” under “Item 1. Business” included in this Annual Report on Form 10-K. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether or when we will succeed in implementing these strategic initiatives, and even if we do succeed, our strategy may not have the favorable impact on our business, results of operations, or financial condition that we anticipate. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.

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
Extreme weather or other events, such as hurricanes, tornadoes, earthquakes, forest fires, floods, global pandemics or other health crises, terrorist attacks or war, may adversely affect the overall economic environment, the markets in which we compete, and our operations and profitability. These events, which may increase in frequency and magnitude as a result of climate change, may impact our physical auction facilities, causing a material increase in costs, or delays or cancellation of auction sales, which could have a material adverse impact on our revenues and profitability. In some instances, for example with the severe storms in August 2021 and September 2022 known as “Hurricane Ida” and “Hurricane Ian”, these events may result in a sharp influx in the available supply of damaged and total loss vehicles and there can be no assurance that our business will have sufficient resources to handle such extreme increases in supply. Our failure to meet our customers’ demands in such situations could negatively affect our relationships with such customers and result in a loss of future business, which would adversely affect our operating results and financial condition. In addition, revenues generated as a result of the total loss of vehicles associated with such a catastrophe are typically recognized subsequent to the incurrence of incremental costs and such revenues may not be sufficient to offset the costs incurred.

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
In certain countries, the salvage market typically operates on a principal basis, in which a vehicle is purchased and then resold, rather than on an agent basis, in which the auction acts as a sales agent for the owner of the vehicle. Operating on a principal basis exposes us to inventory risks, including losses from theft, damage and obsolescence. If we purchase vehicles, the increased costs associated with acquiring the vehicles could have a material adverse effect on our gross profit margin and operating results. Vehicles sold under purchase agreements were approximately 6% of our vehicles sold both domestically and internationally for fiscal 2022. In addition, when vehicles are purchased, we are subject to changes in vehicle values, such as those caused by changes in commodity prices or changes in used car prices. Decreases in commodity prices, such as steel and platinum, may negatively affect vehicle values and demand at auctions. In addition, declines in used car prices, especially if they occur faster than anticipated, can lead to a significant gap between pre-accident value and sales price, which we recently experienced with respect to our UK business.

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

We are partially self-insured for certain losses, and our self-insured costs could increase.
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
We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit, and store electronic information. We have experienced cyber incidents and security breaches of varying degrees to our information technology infrastructure and systems. We believe we will continue to be a potential target of cyber threats and incidents in the future, which may result in unauthorized access to our computer systems and networks, including our cloud-based platforms and the data contained, any of which may materially adversely affect our business. The technology infrastructure and systems of our suppliers, vendors, service providers, cloud solution providers and partners have also in the past experienced cyber incidents and any future cyber incidents involving these third parties may materially adversely affect our business. Cyber incidents can include computer viruses, computer denial-of-service attacks, phishing attacks, ransomware, worms, and other malicious software programs, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. We believe cyber attack attempts are increasing in number and that cyber attackers are developing increasingly sophisticated systems and means to not only attack systems, but also to evade detection or to obscure their activities.
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
We collect and store sensitive and confidential data, including the intellectual property, proprietary business information, proprietary business information of our customers, as well as personally identifiable information of our customers and employees, in data centers and on information technology networks. Aspects of our operations and business are subject to privacy regulation in the United States, including the California Consumer Privacy Act (“CCPA”), California Privacy Rights Act (“CPRA”), and privacy regulations elsewhere around the globe, including the European Union’s General Data Protection Regulation (the “GDPR”). The CCPA, which came into effect beginning in January 2020, imposes notice and privacy policy requirements, and obligations to respond to requests to know and access to personal information, to delete personal information and to allow data subjects to opt out of the sale of their personal information. The CPRA was approved by voters in California in November 2020, and beginning in January 2023 impose additional data protection obligations on companies doing business in California, including creation of a data protection agency with the power to impose administrative fines, additional consumer rights processes and opt-outs for certain uses of sensitive data. Aspects of the CPRA and its interpretation and enforcement remain uncertain. Similar privacy laws have been and may in the future be enacted by other states. The potential effects of the CCPA, CRPA and other similar state laws, are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply with these regulations. There is also the potential for increased regulatory enforcement by the state agencies empowered to enforce these laws. In addition, the GDPR, which took effect in May 2018, imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.
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
Some of the facilities on which we operate are impacted by significant recognized environmental concerns and pollution conditions. We have incurred and may in the future incur expenditures relating to compliance and risk mitigation efforts, releases of hazardous materials, investigative, remedial or corrective actions, claims by third parties and other environmental issues, and such expenditures, individually or in the aggregate, could be significant. Federal and state environmental authorities are currently investigating our role in contributing to contamination at the Lower Duwamish Waterway Superfund Site in Seattle, Washington and our subsidiary’s role in contributing to the Pyrite Canyon Plume in Jurupa Valley, California. Our potential liability at these sites cannot be estimated at this time. See “Business-Legal Proceedings.”
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
•exposure to the principal or purchase auction model rather than the agency or consignment model, which adversely impacts our margins and exposes us to inventory risks;
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
•dealing with political and/or economic instability as well as armed conflict;
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
Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position. In addition, there may be tax inefficiencies in repatriating cash from our foreign subsidiaries. Approximately 19% of our revenues were attributable to our foreign operations for the fiscal year ended January 1, 2023. Changes in the value of foreign currencies, particularly Canadian dollar and pound sterling relative to the U.S. dollar, could negatively affect our profits from foreign operations and the value of the net assets of our foreign operations when reported in U.S. dollars in our financial statements. The strength of the U.S. dollar compared to foreign currencies over the past year has adversely affected our profits and may continue to do so. A 10% change in the average Canadian and U.K. exchange rate for the twelve months ended January 1, 2023 would have impacted net income by approximately $0.5 million.
In addition, fluctuations in exchange rates may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our foreign operations are translated using period-end exchange rates; such translation gains and losses are reported in “Accumulated other comprehensive income/loss” as a component of stockholders’ equity. The revenues and expenses of our foreign operations are translated using average exchange rates during each period.
Likewise, we have a significant number of non-U.S.-based buyers who participate in our marketplaces. Increases in the value of the U.S. dollar relative to these buyers’ local currencies may reduce the prices they are willing to pay at auction, which may negatively affect our revenues.

Risks Related to Our Separation and Distribution

The separation and distribution agreement (the “Separation Agreement”) that we entered into with KAR limits our ability to compete in certain markets for a period of time following the Separation, and in certain instances, requires that we make revenue and profit sharing payments to KAR related to specific customer segments.
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
Since the Separation, we also face competition from ADESA, Inc., a wholly-owned subsidiary of KAR (“ADESA”), for some of the services that we provide, and the Separation Agreement limits our ability to compete in certain markets for a period of time.

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
As of January 1, 2023, our total corporate debt was $1.1 billion. Our indebtedness could have important consequences including:
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
We are not subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”). Section 203 of the DGCL provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock. Accordingly, we are not subject to any anti-takeover effects of Section 203.
Our amended and restated certificate of incorporation and by-laws contain exclusive forum provisions that could limit an IAA stockholder’s ability to choose a judicial forum that it finds favorable for certain disputes with IAA or its directors, officers, stockholders, employees or agents, and may discourage lawsuits with respect to such claims.
Our amended and restated certificate of incorporation and bylaws provide that unless the Board otherwise determines, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of IAA, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder, employee or agent of IAA to IAA or its stockholders, (iii) any action asserting a claim against IAA or any director, officer, stockholder, employee or agent of IAA arising out of or relating to any provision of the DGCL or IAA’s amended and restated certificate of incorporation or by-laws, or (iv) any action asserting a claim against IAA or any director, officer, stockholder, employee or agent of IAA governed by the internal affairs doctrine, in all cases subject to the court having subject matter jurisdiction and personal jurisdiction over an indispensable party named as a defendant (the “Delaware Exclusive Forum Provision”). The Delaware Exclusive Forum Provision does not apply to any actions arising under the Securities Act or the

Securities Exchange Act of 1934, as amended (the “Exchange Act”), for which the U.S. federal courts have exclusive jurisdiction, except that if the Delaware Court of Chancery lacks subject matter jurisdiction over any such actions, the Delaware Exclusive Forum Provision would require, subject to the terms thereof, that the federal courts in the State of Delaware have exclusive jurisdiction over such action. In addition, our bylaws further provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act (the “Federal Forum Provision”). The Federal Forum Provision is intended to apply to claims arising under the Securities Act and would not apply to claims brought pursuant to the Exchange Act.

These exclusive forum provisions will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder and, accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal courts. The exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for such disputes and may discourage these types of lawsuits. Alternatively, if a court were to find the exclusive forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.
Item 1b.    Unresolved Staff Comments
None.
Item 2.    Properties
IAA is headquartered in Westchester, Illinois, with office space being leased through 2027. We own and lease various properties in the United States, Canada and the United Kingdom. These properties are used primarily for auction and storage purposes. As of January 1, 2023, our owned and leased properties used for auction and storage purposes provided us with an aggregate footprint of approximately 9,500 acres in the United States and approximately 650 acres in Canada and the United Kingdom. Approximately 90% of our total acres in the United States, Canada and the United Kingdom are leased.
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
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
IAA common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “IAA” and has been traded on the NYSE since June 28, 2019. As of February 16, 2023, we had three stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders of record.
Dividends
Following our Separation from KAR, we have not paid cash dividends on our common stock and have no plan to do so in the foreseeable future. The payment of any dividends in the future, and the timing and amount, thereof, will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition and prospects, capital requirements and access to capital markets, covenants associated with certain of our debt obligations, general business conditions, and other factors that our Board of Directors may deem relevant. In addition, pursuant to the Merger Agreement, we are restricted from paying dividends on our common stock without RBA’s prior consent.
Issuer Purchases of Equity Securities
On August 2, 2021, the Company’s Board of Directors authorized a share repurchase program under which the Company can repurchase up to $400.0 million of shares of its common stock (the “Repurchase Program”). The Repurchase Program expires on August 3, 2026. Pursuant to the Repurchase Program, shares are permitted to be repurchased through open market, privately negotiated transactions, accelerated share repurchase transactions or other means, including under plans complying with the provisions of Rule 10b5-1 of the Securities Exchange Act of 1934. We did not repurchase any shares of our common stock during the three months ended January 1, 2023. Pursuant to the Merger Agreement, we are restricted from repurchasing shares of our common stock without RBA’s prior consent.
Stock Price Performance Graph
The graph below shows the cumulative total return of IAA’s common stock, the Standard & Poor’s 400 Midcap Index and the Nasdaq Industrial Index for the period beginning on June 28, 2019, the Separation Date, and ending on January 1, 2023. Total cumulative return is based on a $100 investment in IAA’s common stock and each of the listed indices on June 28, 2019 and assumes the reinvestment of dividends. No dividends have been declared on our common stock. Stockholder returns shown in the following graph are not indicative of future stock price performance.

Comparison of Cumulative Total Return
$180
$160
$140
$120
$100
$80
6/28/2019
12/29/2019
12/27/2020
1/2/2022
1/1/2023
IAA, Inc.
S&P 400 Midcap Index
NASDAQ Industrial Index

Company/Index	6/28/2019	12/29/2019	12/27/2020	1/2/2022	1/1/2023
IAA, Inc.	$100.00	$119.60	$167.46	$130.53	$103.15
S&P 400 Midcap Index	$100.00	$106.03	$119.01	$146.48	$124.92
NASDAQ Industrial Index	$100.00	$104.37	$155.56	$172.47	$112.02
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
Our fiscal year consists of 52 weeks with every fifth year consisting of 53 weeks and ending either the last Sunday in December or the first Sunday in January. As used in this section, references to the:
–“fiscal year ended January 1, 2023” or “fiscal 2022” refer to the 52-week period that began on January 3, 2022 and ended on January 1, 2023.
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
Proposed Merger

Merger Agreement
On November 7, 2022, we entered into the Original Merger Agreement, and on January 22, 2023, we entered into the Merger Agreement Amendment with RBA, US Holdings, Merger Sub 1, and Merger Sub 2, providing for RBA’s acquisition of the Company in a stock and cash transaction. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the closing of the transactions (i) Merger Sub 1 will be merged with and into us (the “First Merger”), with the Company surviving as an indirect wholly owned subsidiary of RBA and a direct wholly owned subsidiary of US Holdings (the “Surviving Corporation”), and (ii) immediately following the consummation of the First Merger, the Surviving Corporation will be merged with and into Merger Sub 2 (together with the First Merger, the “Mergers”), with Merger Sub 2 surviving as a direct wholly owned subsidiary of US Holdings.
At the effective time of the First Merger (the “Effective Time”), each issued and outstanding share of common stock of the Company (other than certain customary excluded shares) as of immediately prior to the Effective Time will be converted automatically into the right to receive (A) 0.5252 of an RBA Common Share and (B) $12.80 in cash, without interest and less any applicable withholding taxes (together, the “Merger Consideration”). Our stockholders will receive cash in lieu of any fractional RBA Common Shares to which they would otherwise be entitled.

Cooperation Agreement
Also on January 22, 2023, we entered into a cooperation agreement (the “Cooperation Agreement”) with Ancora Group Holdings, LLC and/or its affiliates (“Ancora”) regarding the Mergers, the membership and composition of our Board of Directors in certain circumstances and related matters, as well as Ancora’s commitment to appear and vote its shares, representing approximately 4% of our voting power as of the date of the Cooperation Agreement, in favor of the Mergers and related proposals at the IAA Special Meeting to consider and vote on the adoption of the Merger Agreement and approval of the transactions contemplated thereby and certain other matters. See Item 1. Business – Recent Highlights and Developments – Proposed Mergers for additional information.

Approvals
On December 20, 2022, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired and RBA received a no-action letter from the Canadian Commissioner of Competition with respect to the Mergers. The parties have received all necessary antitrust clearance required by the Merger Agreement. The IAA Special Meeting is scheduled for March 14, 2023 and the RBA Special Meeting is also scheduled for March 14, 2023. If these matters are approved by our stockholders and RBA shareholders at the IAA Special Meeting and the RBA Special Meeting, respectively, we expect to close the Mergers in the first half of 2023, subject to the satisfaction or waiver of additional conditions to closing set forth in the Merger Agreement. We currently operate, and until completion of the Mergers will continue to operate, independently of RBA. See Note 1 – Basis of Presentation in the notes to consolidated financial statements for additional information regarding the proposed Merger.

Industry Trends
Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. Based on data from CCC Information Services, the percentage of claims resulting in total losses was approximately 18% in 2022, 20% in 2021 and 21% in 2020. There is no central reporting system for the salvage vehicle auction industry that tracks the number of salvage vehicle auction volumes in any given year, which makes estimating industry volumes difficult.
Fluctuations in used vehicle and commodity pricing (aluminum, steel, etc.) have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, we experience higher revenue per unit in our auctions, which positively impacts revenue and gross profit. If used vehicle and commodity prices decrease, proceeds, revenue and gross profit at salvage auctions may be negatively impacted, which could adversely affect our level of profitability. The price per ton of crushed auto bodies in North America decreased approximately 15% in 2022 as compared to 2021 and increased approximately 60% in 2021 as compared to 2020.
See Part I, Item 1, Business - Our Industry and Trends in Market Demand for additional information.
Sources of Revenues and Expenses
A significant portion of our revenue is derived from auction fees and related services associated with our salvage auctions. Approximately two-thirds of our revenue is earned from buyers. Buyer revenue represents fees charged based on a tiered structure that increases with the sales price of the vehicle as well as fees for additional services such as storage, transportation, and vehicle condition reporting. Approximately one-third of our revenue is associated with vehicles supplied by sellers. Seller revenue represents the revenue collected for auctioning of the vehicle, combination of the inbound tow, processing, storage, titling and enhancing of the vehicle.
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

Market Trends and Uncertainties

The global economy has recently experienced extreme volatility and disruptions, inflationary conditions, including increases in fuel prices, disruptions in the global supply chain and uncertainty about economic stability. The higher production costs and supply chain disruptions related to new vehicles continue to keep new vehicle prices elevated resulting in an increase in used car prices. This increase in used car prices has contributed to our higher average selling prices and revenue per unit, which have been offset slightly by higher purchased vehicle costs. As a result of macroeconomic conditions, we are continuing to experience labor, towing and other transportation pressures, which have increased our associated costs and adversely impacted our gross margin. In addition, rising interest rates are increasing our interest expense related to our variable debt obligations. We believe the foregoing direct and indirect impacts of the current macroeconomic environment will continue to impact our business in fiscal 2023.
Recent Acquisitions
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
On June 18, 2021, we acquired Marisat, Inc. d/b/a Auto Exchange (“Auto Exchange”), a salvage auction provider located in New Jersey. The results of operations of Auto Exchange are included in our United States segment from the date of the acquisition.
See Note 4 – Acquisitions in the notes to consolidated financial statements for additional information on these acquisitions.
Share Repurchase Program

On August 2, 2021, our Board of Directors authorized a share repurchase program under which we can repurchase up to $400.0 million (exclusive of fees and commissions) of shares of our common stock (the “Repurchase Program”). The Repurchase Program expires on August 3, 2026. During fiscal 2022, we repurchased 751,285 shares of our common stock for an aggregate gross purchase price of approximately $27.2 million pursuant to the Repurchase Program. As of January 1, 2023, approximately $338.8 million remained available under the Repurchase Program. See Note 5 - Net Income Per Share in the notes to consolidated financial statements for additional information on the Repurchase Program. Pursuant to the Merger Agreement, we are restricted from repurchasing shares of our common stock without RBA’s prior consent.
Results of Operations
Fiscal 2022 Compared to Fiscal 2021
Our fiscal 2022 contained 52 weeks and fiscal 2021 contained 53 weeks. The table below presents consolidated statements of income for the periods indicated and the dollar change and percentage change between periods.

	Fiscal Years Ended		Change
(Dollars in millions except per share amounts)	January 1, 2023	January 2, 2022	$	%
Revenues:
Service revenues	$1,686.4	$1,537.7	$148.7	9.7%
Vehicle and parts sales	412.5	299.7	112.8	37.6%
Total revenues	2,098.9	1,837.4	261.5	14.2%
Cost of services and vehicle sales:
Cost of services	996.5	851.5	145.0	17.0%
Cost of vehicle and parts sales	367.7	261.2	106.5	40.8%
Selling, general and administrative	212.1	192.3	19.8	10.3%
Depreciation and amortization	105.6	86.5	19.1	22.1%
Operating profit	417.0	445.9	(28.9)	(6.5)%
Interest expense	51.0	57.7	(6.7)	(11.6)%
Other expense, net	4.6	0.2	4.4	NM*
Income before income taxes	361.4	388.0	(26.6)	(6.9)%
Income taxes	69.0	93.6	(24.6)	(26.3)%
Net income	$292.4	$294.4	$(2.0)	(0.7)%
Net income per share
Basic	$2.18	$2.18	$—	—%
Diluted	$2.18	$2.18	$—	—%
* NM - Not meaningful
Service Revenues

	Fiscal Years Ended		Change
(Dollars in millions)	January 1, 2023	January 2, 2022	$	%
United States	$1,539.7	$1,429.2	$110.5	7.7%
International	146.7	108.5	38.2	35.2%
Total service revenues	$1,686.4	$1,537.7	$148.7	9.7%

United States service revenues increased $110.5 million due to an increase in revenue per unit of 12%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings, and higher used car prices. This increase was partially offset by a lower volume of vehicles sold, which decreased by 4% primarily due to the previously disclosed loss of significant volume from a single vehicle supplier, partially offset by volume gains from other vehicle suppliers, and the impact of the 53rd week in fiscal 2021.

International service revenues increased by $38.2 million mainly due to incremental revenue of $20.7 million from SYNETIQ through its first year anniversary on October 26, 2022, a higher volume of vehicles sold, which increased by approximately 10% primarily due to an increase in miles driven.
Vehicle and Parts Sales

	Fiscal Years Ended		Change
(Dollars in millions)	January 1, 2023	January 2, 2022	$	%
United States	$161.1	$134.1	$27.0	20.1%
International	251.4	165.6	85.8	51.8%
Total vehicle and parts sales	$412.5	$299.7	$112.8	37.6%

United States vehicle sales increased $27.0 million due to an increase in revenue per unit sold of 12%, which primarily resulted from higher average selling prices due to increased buyer participation, enhanced product and service offerings and higher used car prices, as well as a higher volume of vehicles sold, which increased by 7% mainly due to an increase in vehicle purchases.

International vehicle and parts sales increased $85.8 million primarily due to incremental revenue of $113.6 million from SYNETIQ through its first year anniversary on October 26, 2022, partially offset by lower volume of vehicles sold of approximately 8% and lower revenue per unit sold of 10%.

Cost of Services

	Fiscal Years Ended		Change
(Dollars in millions)	January 1, 2023	January 2, 2022	$	%
United States	$874.8	$776.3	$98.5	12.7%
International	121.7	75.2	46.5	61.8%
Total cost of services	$996.5	$851.5	$145.0	17.0%

As a result of current macroeconomic conditions, we are continuing to experience labor, towing and other transportation pressures, which have increased our associated costs in both segments. See “Overview—Market Trends and Uncertainties” for additional information.

United States cost of services increased $98.5 million primarily due to higher costs relating to towing, occupancy, wages and vehicle processing, including costs associated with responding to catastrophic events. These increases were partially offset by a lower volume of vehicles sold and the impact of the 53rd week in fiscal 2021.

International cost of services increased $46.5 million primarily due to incremental costs from SYNETIQ through its first year anniversary on October 26, 2022, a higher volume of vehicles sold and higher costs relating to towing, occupancy and wages.

Cost of Vehicles and Parts Sales

	Fiscal Years Ended		Change
(Dollars in millions)	January 1, 2023	January 2, 2022	$	%
United States	$151.9	$118.1	$33.8	28.6%
International	215.8	143.1	72.7	50.8%
Total cost of vehicle and parts sales	$367.7	$261.2	$106.5	40.8%

United States cost of vehicle sales increased $33.8 million primarily due to a higher volume of vehicles sold and higher average purchase prices.

International cost of vehicle and parts sales increased $72.7 million primarily due to incremental costs from SYNETIQ through its first year anniversary on October 26, 2022 and higher average purchase prices, partially offset by a lower volume of vehicles sold.

Selling, General and Administrative

	Fiscal Years Ended		Change
(Dollars in millions)	January 1, 2023	January 2, 2022	$	%
United States	$189.4	$178.6	$10.8	6.0%
International	22.7	13.7	9.0	65.7%
Total selling, general and administrative expenses	$212.1	$192.3	$19.8	10.3%

United States selling, general and administrative expenses increased $10.8 million primarily due to higher costs relating to headcount, professional services associated with the proposed Mergers, and information technology and a $5.0 million fair value adjustment relating to contingent consideration. These increases were partially offset by lower incentive compensation and a $2.7 million non-income, tax related accrual in the prior year period.

International selling, general and administrative expenses increased $9.0 million primarily due to incremental expenses from SYNETIQ through its first year anniversary on October 26, 2022.

Depreciation and Amortization

	Fiscal Years Ended		Change
(Dollars in millions)	January 1, 2023	January 2, 2022	$	%
United States	$85.3	$75.9	$9.4	12.4%
International	20.3	10.6	9.7	91.5%
Total depreciation and amortization	$105.6	$86.5	$19.1	22.1%

Depreciation and amortization increased $19.1 million as compared to the prior year due to a higher intangible asset base in both segments, including intangible assets acquired in recent acquisitions.
Interest Expense Interest expense decreased by $6.7 million as compared to the prior year period due to a $10.3 million loss on early extinguishment of debt recognized in fiscal 2021 partially offset by higher interest rates on our floating rate debt during fiscal 2022.
Other expense (income) net Other expense increased by $4.4 million mainly due to unrealized foreign currency transaction losses in the current year period.
Income Taxes The effective tax rate for fiscal 2022 was 19.1% as compared to 24.1% for fiscal 2021. The effective tax rate in fiscal 2022 benefited from favorable adjustments of $15.1 million relating to Foreign Derived Intangible Income and $3.0 million relating to state tax planning initiatives.
Fiscal 2021 Compared to Fiscal 2020
For a discussion of fiscal 2021 as compared to fiscal 2020, please refer to Part II, Item 7, Management’s Discussion and
Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended January 2, 2022, filed with the Securities and Exchange Commission on February 28, 2022.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations and working capital. Our principal source of liquidity consists of cash generated by operations. Our 2021 Revolving Credit Facility (as defined below) provides another source of liquidity as needed.

Our cash flow is used to invest in new products and services, fund capital expenditures and working capital requirements and, coupled with borrowings under our 2021 Revolving Credit Facility, is expected to be adequate to satisfy our cash requirements, including those listed below, fund future acquisitions, and repurchase shares of our common stock, if any. Our ability to fund our cash requirements will depend on our ongoing ability to generate cash from operations and to access borrowings under our 2021 Revolving Credit Facility. We believe that our cash on hand, future cash from operations, and borrowings available under our 2021 Revolving Credit Facility will provide adequate resources to fund our anticipated operating, financing and other cash requirements for the next twelve months and beyond. We may also seek to fund future cash needs, including long-term debt obligations, by accessing the debt and capital markets or by refinancing existing obligations.
Our material cash requirements from known contractual and other obligations include:
Debt Service Obligations
On June 6, 2019, we issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027 (the “Notes”). We must pay interest on the Notes in cash on June 15 and December 15 of each year at a rate of 5.500% per annum. The Notes will mature on June 15, 2027. The net proceeds from the Notes offering, together with borrowings under our prior senior credit facility, were used to make a cash distribution to KAR and to pay fees and expenses related to the Separation. We were in compliance with the covenants in the indenture governing the Notes at January 1, 2023. On February 17, 2023, we gave conditional notice of optional full redemption that we have elected to redeem on March 20, 2023 (or, at our option, such later date as of which the conditions to redemption are satisfied) all $500.0 million of the Notes. The redemption is conditioned on consummation of the Mergers on or prior to March 20, 2023 or such later date as we may determine in our sole and absolute discretion and our delivery of written notice to the trustee for the Notes confirming satisfaction of such condition and specifying the redemption date and redemption price for the Notes. If the conditions precedent are not satisfied as we determine in our sole and absolute discretion, the redemption notice will be rescinded.

On April 30, 2021, we entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto (the “2021 Credit Agreement”). The 2021 Credit Agreement provides for, among other things: (i) a senior secured term loan in an aggregate principal amount of $650 million (the “2021 Term Loan”) and (ii) a senior secured revolving credit facility with revolving commitments in an aggregate principal amount of $525 million (the “2021 Revolving Credit Facility” and, together with the 2021 Term Loan, the “2021 Credit Facility”). Borrowing availability under the 2021 Revolving Credit Facility is subject to no default or event of default under the 2021 Credit Agreement having occurred at the time of borrowing. The proceeds of the 2021 Credit Facility, along with cash on hand, were used to repay in full the $774.0 million in outstanding borrowings under our prior seven-year senior secured term loan. The 2021 Credit Facility matures on April 30, 2026. As of January 1, 2023, $633.8 million was outstanding under the 2021 Term Loan and no borrowings were outstanding under the 2021 Revolving Credit Facility. As of January 1, 2023, the interest rate per annum for the 2021 Term Loan was 5.76%. We were in compliance with the covenants in the 2021 Credit Agreement at January 1, 2023. See Note 10 - Debt in the notes to consolidated financial statements for additional information including future principal payment schedule.
Capital Expenditures
We expend capital to support our operating plan and business strategies. Capital expenditures for the years ended January 1, 2023 and January 2, 2022, were $178.3 million and $135.6 million, respectively. Capital expenditures were funded primarily from cash flow from operations. We continue to invest in our core information technology capabilities and capacity expansion. Our capital expenditures during fiscal 2022 primarily related to real estate purchases and development and technology-based investments, including improvements in information technology systems and infrastructure. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies. Pursuant to the Merger Agreement, we are restricted from engaging in capital expenditures beyond certain levels without RBA’s prior consent.
Leases
We enter into leases in the normal course of business. We lease property, software, automobiles, trucks and trailers pursuant to operating lease agreements. Lease obligations for fiscal 2022 were funded primarily from cash flow from operations. We also lease furniture, fixtures and equipment under finance leases. See Note 11 - Leases in the notes to consolidated financial statements for additional information and a schedule of maturities of lease maturities. Future lease obligations would change if we entered into additional lease agreements.
Proposed Mergers
In connection with the Mergers, we have agreed to pay J.P. Morgan a transaction fee of 0.65% of the transaction value (which is generally defined as the enterprise value of the transaction based on the consideration RBA has agreed to provide in the Mergers), less $0.5 million, of which $3.0 million became payable by IAA to J.P. Morgan in connection with J.P. Morgan’s delivery of a prior opinion, dated November 6, 2022, $1.5 million of which became payable by IAA to J.P. Morgan in connection with J.P. Morgan’s delivery of its opinion dated January 22, 2023 in connection with the Mergers, and the balance of which becomes payable upon closing of the Mergers. IAA has also agreed to reimburse J.P. Morgan for its expenses incurred in connection with the Mergers, including the fees and disbursements of counsel, and will indemnify J.P. Morgan against certain liabilities arising out of J.P. Morgan’s engagement. In addition, in connection with the Mergers, IAA is also responsible for the fees and expenses of its own counsel and other advisors.
In addition, under the Merger Agreement, we are permitted to establish a transaction bonus program for employees, including certain executive officers, providing for cash payments of up to $6.0 million that will become payable on the closing of the Mergers, subject to the employee’s continued employment through such date. We are also permitted under the Merger Agreement to establish a retention bonus program for employees, including certain executive officers, providing for cash retention bonuses of up to $19.0 million that will be payable subject to continued employment for at least a period of time after closing of the Mergers.

Acquisitions
Some of our prior years' acquisitions included contingent payments based on certain conditions and future performance. As of January 1, 2023, we had estimated contingent consideration with a fair value of approximately $5.5 million (based on Level 3 inputs), of which $2.6 million is reported in current liabilities, Other accrued expenses line, and $2.9 million is reported in non-current liabilities, Other liabilities line, within the accompanying consolidated balance sheet. These contingent consideration payments will be made over the next 4 years, subject to satisfaction of the relevant conditions and future performance.

Put Option
In November 2020, we entered into an agreement which grants the owner a right during fiscal years 2023 and 2024 to cause the Company to acquire certain assets (the “Put Option”) for a price based on a pre-defined formula. We measured and recognized this Put Option at fair value using a Monte Carlo simulation. The estimated fair value of the Put Option at January 1, 2023 and January 2, 2022 was zero.
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
Approximately $36.3 million of available cash was held by our foreign subsidiaries at January 1, 2023. We do not currently expect to incur significant additional tax liabilities if funds held by our foreign subsidiaries were to be repatriated.
Summary of Cash Flows

	Fiscal Years Ended
(Dollars in millions)	January 1, 2023	January 2, 2022	Change
Net cash provided by (used by):
Operating activities	$399.3	$311.1	$88.2
Investing activities	(143.0)	(393.9)	250.9
Financing activities	(212.1)	12.2	(224.3)
Effect of exchange rate on cash and restricted cash	(10.7)	0.2	(10.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	$33.5	$(70.4)	$103.9
Fiscal 2022 compared to Fiscal 2021
Net cash flow provided by operating activities in fiscal 2022 increased by $88.2 million as compared to fiscal 2021. The increase in operating cash flow was primarily attributable to changes in accounts receivable as a result of the timing of collections from customers and an increase in profitability, net of non-cash adjustments, of $32.8 million. These increases n cash inflows were partially offset by an increase in operating lease payments, a decrease in incentive-based compensation, and changes in payables and accruals as a result of the timing of funds disbursement to tax authorities, vehicle consignors and vendors.

Net cash used by investing activities decreased by $250.9 million in fiscal 2022 as compared to fiscal 2021 primarily due to the acquisition of the Auto Exchange and SYNETIQ businesses and an increase in capital expenditures during fiscal 2021. See “Capital Expenditures” above for additional information.

Net cash used by financing activities changed by $224.3 million in fiscal 2022 as compared to fiscal 2021 primarily due to increases in net payments of our debt of $222.3 million and contingent consideration payments of $53.4 million relating to SYNETIQ and other prior acquisitions. These increases were partially offset by increases in book overdrafts of $39.1 million, decreases in repurchases of our common stock of $6.8 million and decreases in other miscellaneous payments.

Fiscal 2021 compared to Fiscal 2020
For a discussion of fiscal 2021 as compared to fiscal 2020, please refer to Part II, Item 7, Management’s Discussion and
Analysis of Financial Condition and Summary of Cash Flows in our Form 10-K for the fiscal year ended January 2, 2022, filed with the Securities and Exchange Commission on February 28, 2022.

Critical Accounting Estimates
In preparing the financial statements in accordance with U.S. generally accepted accounting principles, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from those estimates. Accounting measurements that management believes are most critical to the reported results of our operations and financial condition include: (1) business combinations; (2) goodwill; and (3) legal proceedings and other loss contingencies.
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

United States reporting unit goodwill:
The estimated fair value of our United States reporting unit exceeded its carrying value by a substantial amount in our last quantitative assessment during fiscal 2021. During the fourth quarter of fiscal 2022, we performed our annual qualitative assessment for our United States reporting unit and we concluded there were no indicators of impairment that existed. The goodwill allocated to the United States reporting unit was $498.6 million as of January 1, 2023.
International reporting unit goodwill:
During the third quarter of fiscal 2022, we updated our forecasts which resulted in a decline in the International reporting unit's operating results and projections. We identified this as a triggering event and determined that the carrying amount of the International reporting unit’s goodwill should be evaluated for impairment at October 2, 2022. The impairment test indicated that the fair value of the International reporting unit exceeded its carrying value by approximately 40% and therefore no goodwill impairment was recorded.

During the fourth quarter of fiscal 2022, we performed a qualitative assessment of the International reporting unit and evaluated significant events and circumstances that occurred during the fourth quarter of fiscal 2022. Based on this assessment, we concluded no impairment was required. The goodwill allocated to the International reporting unit was $268.9 million as of January 1, 2023.

The valuation of the International reporting unit requires significant judgment and is sensitive to underlying assumptions including forecasted revenues, costs and discount rate, as well as the selection of comparable companies and valuation multiples. Further declines in future cash flows or valuation multiples could negatively impact the estimated fair value and result in an impairment for the reporting unit which could be material to our consolidated financial statements.

Based on our goodwill assessments, we have not identified a reporting unit for which the goodwill was impaired in fiscal 2022, 2021 or 2020.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies as well as from translation of the results of operations from our Canadian and United Kingdom subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. A 10% change in the average Canadian and U.K.’s exchange rate relative to the U.S. dollar for the year ended January 1, 2023, with all other variables held constant, would have impacted our net income by approximately $0.5 million. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar or British pound.

Interest Rates
Our outstanding indebtedness reflects a mix of fixed and variable rate debt and we are exposed to interest rate risk with respect to our variable rate indebtedness. As of January 1, 2023, we had $500.0 million of fixed rate debt outstanding from our Notes and $633.8 million of variable rate debt outstanding from our 2021 Credit Agreement. Loans under the 2021 Credit Agreement bear interest at an amount equal to the rate calculated based on either adjusted LIBOR or Base Rate plus an applicable margin ranging from 1.375% to 2.25% for adjusted eurodollar loans and from 0.375% to 1.25% for Base Rate loans, in each case depending on our consolidated net leverage ratio (as defined in the 2021 Credit Agreement).
A 10% increase in the interest rates related to our variable rate debt based on the balance outstanding at January 1, 2023 would increase our interest expense by approximately $3.6 million annually. We may in the future manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. As of January 1, 2023, we have not entered into any swap agreements.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of IAA, Inc. and subsidiaries (the Company) as of January 1, 2023 and January 2, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the fiscal years in the three-year period ended January 1, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2023 and January 2, 2022, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 1, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Sufficiency of audit evidence over U.S. service revenues from buyer and seller fees
As discussed in Note 2 and 15 to the consolidated financial statements, the Company’s U.S. segment recorded service revenues of $1,539.7 million, which included revenues from buyer and seller fees. The Company enters into revenue contracts with sellers of salvage vehicles to facilitate the remarketing of salvage vehicles, including inbound tow, processing, storage, titling, enhancing and selling of such vehicles at auction. The Company also enters into revenue contracts with buyers of salvage vehicles that are generally established via purchase at auction, subject to applicable terms and conditions.
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

Goodwill impairment assessment of the International reporting unit

As discussed in Notes 2 and 8 to the consolidated financial statements, the carrying value of goodwill as of January 1, 2023     was $767.5 million, of which $268.9 million related to the International reporting unit. The Company assesses goodwill for impairment annually during the fourth quarter or more frequently when events or changes in circumstances indicate that impairment may exist. Reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying amount. Management uses a combination of both an income approach (discounted cash flows) and a market approach (market multiples of companies in similar lines of business) to estimate the fair value of reporting units. During the third quarter of fiscal 2022, the Company identified a triggering event for the International reporting unit. The

Company performed an impairment test of the International reporting unit as of October 2, 2022 and concluded that no impairment existed.

We identified the evaluation of the goodwill impairment assessment of the International reporting unit during the third quarter of fiscal 2022 as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain assumptions used in the Company’s estimate of the fair value of the International reporting unit. Specifically, the Company’s determination of the forecasted revenue growth rates and the discount rate required subjective and challenging auditor judgment. Changes in these assumptions could have had a significant effect on the Company’s assessment of the fair value of the International reporting unit. Additionally, the audit effort associated with the forecasted revenue growth rates and discount rate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process, including controls related to the forecasted revenue growth rates and the discount rate used to estimate the fair value of the International reporting unit. We evaluated the Company’s forecasted revenue growth rates for the International reporting unit, by comparing them to the Company’s historical growth rates, arrangements with customers and forecasted revenue growth rates of peer companies based on publicly available market data. We involved valuation professionals with specialized skills and knowledge, who assisted in (1) evaluating the appropriateness of the selected guideline public companies and providing revenue growth rate ranges for those companies, and (2) evaluating the Company’s selection of the discount rate by comparing it to discount rate ranges that were independently developed using publicly available market data.

/s/ KPMG LLP
We have served as the Company's auditor since 2018.
Chicago, Illinois
February 24, 2023

IAA, Inc.
Consolidated Statements of Income
(In millions, except per share data)

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	December 27, 2020
Revenues:
Service revenues	$1,686.4	$1,537.7	$1,233.1
Vehicle and parts sales	412.5	299.7	151.8
Total revenues	2,098.9	1,837.4	1,384.9
Operating expenses:
Cost of services	996.5	851.5	721.7
Cost of vehicle and parts sales	367.7	261.2	125.2
Selling, general and administrative	212.1	192.3	144.9
Depreciation and amortization	105.6	86.5	81.1
Total operating expenses	1,681.9	1,391.5	1,072.9
Operating profit	417.0	445.9	312.0
Interest expense, net	51.0	57.7	56.0
Other expense (income), net	4.6	0.2	(1.0)
Income before income taxes	361.4	388.0	257.0
Income taxes	69.0	93.6	62.2
Net income	$292.4	$294.4	$194.8
Net income per share:
Basic	$2.18	$2.18	$1.45
Diluted	$2.18	$2.18	$1.44
See accompanying notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	December 27, 2020
Net income	$292.4	$294.4	$194.8
Other comprehensive (loss) income
Foreign currency translation (loss) gain	(39.1)	(2.8)	3.3
Comprehensive income	$253.3	$291.6	$198.1
See accompanying notes to consolidated financial statements

IAA, Inc.
Consolidated Balance Sheets
(In millions, except per share amounts)

	January 1, 2023	January 2, 2022
Assets
Current assets
Cash and cash equivalents	$195.9	$109.4
Restricted cash	—	53.0
Accounts receivable, net	445.2	465.7
Prepaid consigned vehicle charges	68.1	72.2
Other current assets	79.2	69.6
Total current assets	788.4	769.9
Non-current assets
Operating lease right-of-use assets, net	1,203.9	1,024.4
Property and equipment, net	383.8	338.1
Goodwill	767.5	797.5
Intangible assets, net	185.2	197.5
Other assets	34.1	26.9
Total non-current assets	2,574.5	2,384.4
Total assets	$3,362.9	$3,154.3

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$231.0	$163.5
Short-term right-of-use operating lease liability	87.6	94.3
Accrued employee benefits and compensation expenses	34.0	44.2
Other accrued expenses	64.9	124.6
Current maturities of long-term debt	32.5	181.3
Total current liabilities	450.0	607.9
Non-current liabilities
Long-term debt	1,090.8	1,120.6
Long-term right-of-use operating lease liability	1,165.0	984.8
Deferred income tax liabilities	66.9	74.8
Other liabilities	22.9	32.6
Total non-current liabilities	2,345.6	2,212.8
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.01 par value: Authorized 150.0 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value: Authorized 750.0 shares; issued and outstanding: 133.8 shares at January 1, 2023 and 134.2 shares at January 2, 2022	1.3	1.3
Treasury stock, at cost: 1.4 shares at January 1, 2023 and 0.7 shares at January 2, 2022	(61.2)	(34.0)
Additional paid-in capital	26.2	18.6
Retained earnings	654.5	362.1
Accumulated other comprehensive loss	(53.5)	(14.4)
Total stockholders' equity	567.3	333.6
Total liabilities and stockholders' equity	$3,362.9	$3,154.3
See accompanying notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amt	Shares	Amt
Balance at December 29, 2019	133.6	$1.3	—	$—	$3.5	$(127.1)	$(14.9)	$(137.2)
Net income	—	—	—	—	—	194.8	—	194.8
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	3.3	3.3
Stock-based compensation expense	—	—	—	—	8.5	—	—	8.5
Common stock issued for exercise and vesting of stock-based awards	1.1	—	—	—	8.1	—	—	8.1
Common stock issued for employee stock purchase plan	—	—	—	—	1.0	—	—	1.0
Withholding taxes on stock-based awards	(0.2)	—	—	—	(9.1)	—	—	(9.1)
Balance at December 27, 2020	134.5	1.3	—	—	12.0	67.7	(11.6)	69.4
Net income	—	—	—	—	—	294.4	—	294.4
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(2.8)	(2.8)
Purchase of treasury stock	(0.7)	—	0.7	(34.0)	—	—	—	(34.0)
Stock-based compensation expense	—	—	—	—	11.4	—	—	11.4
Common stock issued for exercise and vesting of stock-based awards	—	—	—	—	1.0	—	—	1.0
Common stock issued for employee stock purchase plan	0.5	—	—	—	1.6	—	—	1.6
Withholding taxes on stock-based awards	(0.1)	—	—	—	(7.4)	—	—	(7.4)
Balance at January 2, 2022	134.2	1.3	0.7	(34.0)	18.6	362.1	(14.4)	333.6
Net income	—	—	—		—	292.4	—	292.4
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(39.1)	(39.1)
Purchase of treasury stock	(0.7)	—	0.7	(27.2)	—	—	—	(27.2)
Stock-based compensation expense	—	—	—	—	13.0	—	—	13.0
Common stock issued for exercise and vesting of stock-based awards	0.4	—	—	—	0.4	—	—	0.4
Common stock issued for employee stock purchase plan	0.1	—	—	—	1.3	—	—	1.3
Withholding taxes on stock-based awards	(0.2)	—	—	—	(7.1)	—	—	(7.1)
Balance at January 1, 2023	133.8	1.3	1.4	(61.2)	26.2	654.5	(53.5)	567.3
See accompanying notes to consolidated financial statements

IAA, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	December 27, 2020
Operating activities
Net income	$292.4	$294.4	$194.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105.6	86.5	81.1
Operating lease expense	178.3	153.9	136.7
Provision for credit losses	1.4	1.4	4.4
Deferred income taxes	(5.8)	(0.7)	2.0
Loss on extinguishment of debt	—	10.3	—
Amortization of debt issuance costs	2.8	3.4	4.2
Stock-based compensation	13.0	11.4	8.5
Change in contingent consideration liabilities	5.0	2.3	—
Other non-cash, net	3.2	0.2	(0.7)
Changes in operating assets and liabilities, net of acquisitions:
Operating lease payments	(182.6)	(147.0)	(130.9)
Accounts receivable and other assets	18.0	(134.4)	(54.3)
Accounts payable and accrued expenses	(32.0)	29.4	64.2
Net cash provided by operating activities	399.3	311.1	310.0
Investing activities
Acquisition of businesses (net of cash acquired)	—	(257.1)	—
Purchases of property, equipment and computer software	(178.3)	(135.6)	(69.8)
Proceeds from the sale of property and equipment	39.0	0.8	0.8
Other	(3.7)	(2.0)	—
Net cash used by investing activities	(143.0)	(393.9)	(69.0)
Financing activities
Net increase (decrease) in book overdrafts	67.9	28.8	(33.6)
Proceeds from debt issuance	—	815.0	—
Payments on long-term debt	(181.3)	(774.0)	(4.0)
Deferred financing costs	(0.1)	(4.8)	(2.9)
Payments on finance leases	(11.3)	(12.7)	(14.3)
Purchase of treasury stock	(27.2)	(34.0)	—
Issuance of common stock under stock plans	0.4	1.0	8.1
Proceeds from issuance of employee stock purchase plan shares	1.3	1.6	1.0
Tax withholding payments for vested RSUs	(7.1)	(7.4)	(9.1)
Payment of contingent consideration	(54.7)	(1.3)	(1.5)
Net cash (used) provided by financing activities	(212.1)	12.2	(56.3)
Effect of exchange rate changes on cash and restricted cash	(10.7)	0.2	1.0
Net increase (decrease) in cash, cash equivalents and restricted cash	33.5	(70.4)	185.7
Cash, cash equivalents and restricted cash at beginning of period	162.4	232.8	47.1
Cash, cash equivalents and restricted cash at end of period	$195.9	$162.4	$232.8
Cash paid for interest, net	$50.1	$45.2	$53.7
Cash paid for taxes, net	$84.6	$90.0	$59.7
See accompanying notes to consolidated financial statements

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	December 27, 2020
Reconciliation of cash, cash equivalents and restricted cash reported in balance sheets
Cash and cash equivalents	$195.9	$109.4	$232.8
Restricted cash	—	53.0	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$195.9	$162.4	$232.8
See accompanying notes to consolidated financial statements

IAA, Inc.
Notes to Consolidated Financial Statements

Note 1—Basis of Presentation
Description of Business
IAA, Inc., together with its subsidiaries (collectively referred to herein as “IAA” and “the Company”) is a leading global digital marketplace connecting vehicle buyers and sellers. Leveraging leading-edge technology and focusing on innovation, IAA’s unique platform facilitates the marketing and sale of total loss, damaged and low-value vehicles for a full spectrum of sellers. Headquartered in Westchester, Illinois, the Company has more than 210 facilities throughout the United States, Canada and the United Kingdom. The Company serves a global buyer base and a full spectrum of sellers, including insurance companies, dealerships, fleet lease and rental car companies, and charitable organizations. The Company offers sellers a comprehensive suite of services aimed at maximizing vehicle value, reducing administrative costs, shortening selling cycle time and delivering the highest economic returns. The Company’s products provide global buyers with the vehicles they need to, among other things, fulfill their vehicle rebuild requirements, replacement part inventory or scrap demand. IAA provides global buyers multiple bidding/buying digital channels, innovative vehicle merchandising, efficient evaluation services and online bidding tools, enhancing the overall purchasing experience.
The Company operates in two reportable segments: United States and International. The Company earns fees for its services from both buyers and sellers of vehicles sold through its channels.

Separation from KAR Auction Services, Inc. ("KAR")
On February 27, 2018, KAR announced a plan to pursue the separation and spin-off (the “Separation”) of IAA (its salvage auction business) into a separate public company. On June 28, 2019 (the “Separation Date”), KAR completed the distribution of 100% of the issued and outstanding shares of common stock of IAA to the holders of record of KAR's common stock on June 18, 2019, on a pro rata basis (the “Distribution”). Following the Distribution, IAA became an independent publicly-traded company and is listed on the New York Stock Exchange under the symbol “IAA.”
In connection with the Separation, the Company also entered into various ancillary agreements to effect the Separation and provide a framework for the Company's relationship with KAR after the Separation. For further information regarding these agreements, see Note 3 - Relationship with KAR and Related Entities.
Proposed Merger
On November 7, 2022, the Company entered into the Agreement and Plan of Merger and Reorganization (as amended or otherwise modified prior to January 22, 2023, the “Original Merger Agreement”) with Ritchie Bros. Auctioneers Incorporated, a company organized under the federal laws of Canada and its subsidiaries (collectively referred to as “RBA”). On January 22, 2023, the Company, RBA and the other parties to the Original Merger Agreement entered into the Amendment to the Agreement and Plan of Merger and Reorganization (such amendment, the “Merger Agreement Amendment” and, together with the Original Merger Agreement, as it may be further amended or modified from time to time, the “Merger Agreement”). Per the terms and conditions set forth in the Merger Agreement, at the effective time of the merger, each issued and outstanding share of common stock of the Company (other than certain customary excluded shares) as of immediately prior to such effective time will be converted automatically into the right to receive (A) 0.5252 of a common share, without par value, of RBA (“RBA Common Shares”) and (B) $12.80 in cash, without interest and less any applicable withholding taxes (together, the “Merger Consideration”). The Company's stockholders will receive cash in lieu of any fractional RBA Common Shares to which they would otherwise be entitled. In connection with the Merger Agreement Amendment, the Company also entered into a cooperation agreement (the “Cooperation Agreement”) with Ancora Holdings Group, LLC and/or its applicable affiliates (“Ancora”) regarding the mergers, the membership and composition of the Company’s Board of Directors in certain circumstances and related matters, as well as Ancora’s commitment to appear and vote its shares, representing approximately 4% of the Company’s voting power as of the date of the Cooperation Agreement, in favor of the mergers and related proposals at the special meeting of Company’s stockholders to consider and vote on the adoption of the Merger Agreement and approval of the transactions contemplated thereby and certain other matters.
Consummation of the mergers is subject to the satisfaction of various conditions, including, among other things, (1) the approval of the issuance of RBA Common Shares by the affirmative vote of a majority of the votes cast by holders of outstanding RBA Common Shares, (2) the adoption of the Merger Agreement by holders of a majority of the outstanding shares of the Company’s common stock and (3) other customary closing conditions. The Company currently operates, and until completion of the mergers will continue to operate, independently of RBA.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

In connection with the mergers, the Company has agreed to pay J.P. Morgan a transaction fee of 0.65% of the transaction value (which is generally defined as the enterprise value of the transaction based on the consideration RBA has agreed to provide in the mergers), less $0.5 million, of which $3.0 million became payable by IAA to J.P. Morgan in connection with J.P. Morgan’s delivery of a prior opinion, dated November 6, 2022, $1.5 million of which became payable by IAA to J.P. Morgan in connection with J.P. Morgan’s delivery of its opinion dated January 22, 2023 in connection with the mergers, and the balance of which becomes payable upon closing of the mergers. IAA has also agreed to reimburse J.P. Morgan for its expenses incurred in connection with the mergers, including the fees and disbursements of counsel, and will indemnify J.P. Morgan against certain liabilities arising out of J.P. Morgan’s engagement. In addition, in connection with the mergers, IAA is also responsible for the fees and expenses of its own counsel and other advisors.
In addition, under the Merger Agreement, the Company is permitted to establish a transaction bonus program for employees, including certain executive officers, providing for cash payments of up to $6.0 million that will become payable on the closing of the mergers, subject to the employee’s continued employment through such date. The Company is also permitted under the Merger Agreement to establish a retention bonus program for employees, including certain executive officers, providing for cash retention bonuses of up to $19.0 million that will be payable subject to continued employment for at least a period of time after closing of the mergers.
The consolidated financial statements of the Company were prepared without consideration of the pending mergers.

Basis of Presentation
The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of IAA and all of its wholly owned subsidiaries. Intercompany transactions and balances between consolidated IAA businesses have been eliminated. The financial results of acquired businesses have been included in the Company’s consolidated financial statements from the date of acquisition.
Fiscal Periods
The Company's fiscal year consists of 52 weeks with every fifth year consisting of 53 weeks and ending either the last Sunday in December or the first Sunday in January. Fiscal 2022 contained 52 weeks, fiscal 2021 contained 53 weeks, and fiscal 2020 contained 52 weeks.
Use of Estimates
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates based in part on assumptions about current, and for some estimates, future economic and market conditions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Although the current estimates contemplate current conditions and expected future changes, as appropriate, it is reasonably possible that future conditions could differ from these estimates, which could materially affect the Company’s results of operations and financial position.
Business Segments

The Company has two operating segments: United States, and International. The Company's two operating segments represent its two reportable segments. These segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results. See Note - 15 - Segment Information for additional information.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Foreign Currency
The local currency is the functional currency for each of the Company’s foreign entities. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the period. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the consolidated statements of income within “Other (expense) income, net” and resulted in a loss of $5.1 million for the year ended January 1, 2023, a loss of $0.3 million for the year ended January 2, 2022, and a gain of $0.3 million for the year ended December 27, 2020. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are included in the consolidated balance sheets within “Accumulated other comprehensive loss”.
Cash Equivalents
All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. These investments are valued at cost, which approximates fair value. The Company did not have a cash equivalents balance at January 1, 2023 or January 2, 2022.
Restricted Cash
Restricted cash as of January 2, 2022 related to the amount held in an escrow account to fund the remaining purchase price of the Company’s acquisition of SYNETIQ Ltd. (“SYNETIQ”), and was paid out during the first quarter of fiscal 2022 upon receipt of required approvals from the U.K. Competition and Markets Authority. See Note - 4 - Acquisitions for additional information related to the SYNETIQ acquisition.
Accounts Receivable
Accounts receivable primarily include the unremitted purchase price of vehicles purchased by third parties at the auctions, fees to be collected from those buyers and amounts due for services provided by the Company related to certain consigned vehicles in the Company’s possession, including advance charges paid on the seller’s behalf. The amounts due with respect to the consigned vehicles are generally deducted from the sales proceeds upon the eventual auction or other disposition of the related vehicles. Due to the nature of the Company’s business, substantially all accounts receivable are due from salvage buyers and insurance companies. The Company has possession of vehicles or vehicle titles collateralizing a significant portion of the accounts receivable.
In addition, accounts receivable include amounts to be collected from landlords of certain leased facilities for reimbursement of leasehold improvements.
Accounts receivable are reported net of an allowance for credit losses. The allowance for credit losses is based on management’s evaluation of the accounts receivable portfolio under current conditions, the volume of the portfolio, overall portfolio credit quality, review of specific collection issues and such other factors which in management’s judgment merit recognition in estimating losses.
Prepaid Consigned Vehicle Charges
Prepaid consigned vehicle charges include the inbound tow, titling costs and enhancement charges associated with a consigned vehicle. These prepaid charges are recorded in cost of services at the date the vehicle is sold and revenue is recognized.
Other Current Assets
Other current assets consist of inventories, prepaid expenses, taxes receivable and other miscellaneous assets. The inventories, which consist of vehicles acquired under purchase agreement contracts, are accounted for on the specific identification method and are stated at the lower of cost or net realizable value. Inventories included in Other current assets were $51.4 million and $49.7 million at January 1, 2023 and January 2, 2022, respectively.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

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

The Company includes options to extend or terminate the lease in its determination of lease term when it is reasonably certain that the Company will exercise that option. The Company considers leases with an initial term of 12 months or less as short-term in nature and does not record such leases on the balance sheet. The Company records all other leases on the balance sheet with right of use (“ROU”) assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. The Company recognizes ROU assets and lease liabilities at the commencement date based on the present value of the lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments as the implicit rate within the leases is generally not determinable. The ROU assets include present value of lease payments to be made, initial direct costs incurred and prepaid lease payments and exclude lease incentives. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, such as fixed maintenance costs, which are accounted for separately. For certain equipment leases, the Company accounts for the lease and non-lease components as a single lease component in calculating ROU assets and lease liabilities.
Goodwill
Goodwill is calculated as the excess of consideration paid over fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment annually in the fourth quarter, or more frequently as impairment indicators arise.
ASC 350, Intangibles—Goodwill and Other, permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the quantitative assessment would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment.
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
Intangible Assets
Intangible assets generally consist of customer relationships, tradenames, computer software and technology, and non-compete agreements which, if finite-lived, are amortized over their estimated useful lives using the straight-line method. Tradenames with indefinite lives are not amortized. Costs incurred related to software and technology developed or obtained for internal use are capitalized during the application development stage of software development. The amortization periods of finite-lived intangible assets are re-evaluated periodically when facts and circumstances indicate that revised estimates of useful lives may be warranted. Indefinite-lived tradenames are assessed for impairment, in accordance with ASC 350, annually in the fourth quarter or more frequently as impairment indicators arise. At the end of each assessment, a determination is also made as to whether the tradenames still have an indefinite life.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Impairment of Long-Lived Assets
Management reviews right-of-use assets, property and equipment, customer relationships and other intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The determination includes evaluation of factors such as current market value, future asset utilization, business climate, and future cash flows expected to result from the use of the related assets. If the carrying amount of a long-lived asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, a loss is recognized in the period to the extent that the carrying amount exceeds the fair value of the asset. The impairment analysis is based on the Company’s current business strategy, expected growth rates and estimated future economic and regulatory conditions.

During the third quarter of fiscal 2022, the Company updated its forecasts which resulted in a decline in the International reporting unit’s operating results and projections. The Company identified this as a triggering event and determined that the carrying amount of certain long-lived assets should be evaluated for impairment at October 2, 2022. The Company compared the undiscounted cash flows of these long-lived assets with the carrying value and determined that their fair value exceeded the carrying value by a significant amount and, therefore, no impairment was recorded.
Accounts Payable
Accounts payable include amounts due to sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as book overdrafts. Book overdrafts represent outstanding checks in excess of funds on deposit. The Company had $96.7 million book overdrafts at January 1, 2023, and $28.8 million book overdrafts at January 2, 2022.
Self-Insurance Reserves
The Company self-insures a portion of employee medical benefits, as well as a portion of its automobile, general liability and workers’ compensation claims. The Company has insurance coverage that limits the exposure on individual claims. The cost of the insurance is expensed over the contract periods. Utilizing historical claims experience, the Company records an accrual for the claims related to its employee medical benefits, automobile, general liability and workers’ compensation claims based upon the expected amount of all such claims, which includes the cost of claims that have been incurred but not reported. Accrued medical benefits and worker’s compensation expense are recorded in “Accrued employee benefits and compensation expenses” and was $6.8 million and $6.2 million at January 1, 2023 and January 2, 2022, respectively. Accrued automobile and general liability expenses are recorded in “Other accrued expenses” and amounted to $1.1 million and $1.5 million at January 1, 2023 and January 2, 2022, respectively.
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

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company’s contracts with buyers are short-term in nature and are generally established via purchase at auction, subject to standard terms and conditions. These contracts contain a single performance obligation, which is satisfied at a point in time when the vehicle is purchased through the auction process. Buyers also pay a fixed registration fee to access the auctions for a one-year term in addition to the fees paid upon purchase of a vehicle. The performance obligation to provide access to the auctions, associated with the registration, is satisfied ratably over the one- or two-year contractual term of the buyer agreement. Accordingly, registration fee revenue is recognized ratably over the one- or two-year contract term. The Company also offers other services to buyers such as transportation, storage, vehicle condition reporting, and other ancillary services. Revenue from such services is recognized in the period in which such services are provided.
Vehicle and Parts Sales
Vehicle and parts sales represent the selling price of the vehicles, vehicle parts and scrap associated with vehicles purchased by the Company. The Company’s performance obligation is the completion of the sale process. Revenue is recognized at the point in time when the control of the vehicle, vehicle parts or scrap is transferred to the customer, which generally occurs upon delivery to the carrier or the customer. Since the Company acts as a principal in the sale process, the sales price for the vehicle or vehicle parts and scrap is recorded as revenue on a gross basis. Buyer fees associated with vehicle sales are recorded in Service Revenue.
There were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheets as of January 1, 2023 and January 2, 2022. For each of the Company’s primary revenue streams, cash flows are consistent with the timing of revenue recognition.
For the years ended January 1, 2023 and January 2, 2022, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.

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
Customer Concentration
The auction of each salvage vehicle includes a sell fee paid by the provider and a buy fee paid by the purchaser of the vehicle. No single provider customer or buyer customer accounted for more than 10% of consolidated revenues in any period presented. During fiscal 2022, approximately 40% of consolidated revenues were associated with vehicles supplied by the Company’s four largest provider customers in the United States segment.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and companies and limits the amount of credit exposure with any one institution. The Company maintains its cash in accounts which may at times exceed Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses in such accounts. Due to the nature of our business, substantially all of the Company’s accounts receivable are due from vehicle dealers, salvage buyers and insurance companies. The Company has possession of vehicles or vehicle titles collateralizing a significant portion of the trade receivables. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion.
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

• Level 3: Unobservable inputs where there is little or no market activity for the asset or liability. These inputs reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term nature of those instruments.
In November 2020, the Company entered into an agreement which grants the owner a right during fiscal years 2023 and 2024 to cause the Company to acquire certain assets (the “Put Option”) for a price based on a pre-defined formula. The carrying value

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

of this Put Option is reported at fair value each reporting period. The Company measured and recognized the fair value of the Put Option using a Monte Carlo simulation. Key assumptions used in the valuation include discount rate, volume volatility, risk-free interest rate, cash flow projections and other details specific to the Put Option. The estimated fair value of the Put Option at January 1, 2023 and January 2, 2022 was zero and was categorized within Level 3 of the fair value hierarchy.
See Note 10 - Debt for fair value of debt.
New Accounting Standards
The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on its consolidated financial statements or disclosures.

Note 3—Relationship with KAR and Related Entities
In connection with the Separation, the Company entered into a non-compete and various other ancillary agreements to effect the Separation and provide a framework for the Company's relationship with KAR after the Separation. These agreements noted below govern certain relationships between the Company and KAR after the Separation.
Non-Compete Agreement
Pursuant to the Separation and Distribution Agreement, the Company agreed not to compete with KAR in certain non-salvage activities for a period of five years following the Separation Date in certain jurisdictions, subject to certain exceptions. The Company is expressly permitted to continue to conduct its salvage auction business as conducted immediately prior to the Separation Date. The exceptions also permit the Company to conduct certain non-salvage business, in some cases subject to a revenue sharing mechanism in the event such business exceeds specified volume limits or other thresholds. The Company’s transactions with KAR relating to these non-compete provisions were not material for fiscal years 2022, 2021, and 2020.
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
Tax Matters Agreement
The tax matters agreement generally governs the Company’s and KAR’s respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Separation, the Distribution or certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes for any tax period ended on or before the Separation Date, as well as tax periods beginning after the date of the Distribution.
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
Employee Matters Agreement
The employee matters agreement allocated liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs and other related matters. The employee matters agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of each company. The employee matters agreement provides that, unless otherwise specified, KAR will be responsible for liabilities associated with employees who are employed by KAR following the Separation, former employees whose last employment was with the KAR businesses and certain specified current and former corporate employees, and the Company is responsible for liabilities associated with employees who are employed by it following the Separation, former employees whose last employment was with the Company’s businesses and certain specified current and former corporate employees.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Acquisitions
2021 Acquisitions
SYNETIQ Ltd.
On October 26, 2021, IAA, through its indirect wholly owned subsidiary, IAA International Holdings Limited, acquired 100% of SYNETIQ, a leading integrated salvage and vehicle dismantling company in the United Kingdom, to expand its footprint in the United Kingdom. The cash purchase price for SYNETIQ, including working capital and other adjustments, was $314.2 million (£228.2 million), of which $260.2 million (£189.0 million) was paid out in the fourth quarter of fiscal 2021. The remaining payment of $54.0 million (£39.2 million), which was held in an escrow account, and presented as Restricted cash on the consolidated balance sheets as of January 2, 2022, was paid out during the first quarter of fiscal 2022 upon receipt of required approvals from the U.K. Competition and Markets Authority. The Company funded the acquisition with cash on hand and $100.0 million in borrowings under its 2021 Revolving Credit Facility (as defined in Note 10 - Debt). The transaction costs associated with the acquisition were approximately $6.5 million and were recorded in general and administrative expense during fiscal 2021.
The Company finalized the purchase price allocation for the SYNETIQ acquisition during the three months ended July 3, 2022. Measurement period adjustments were not material. The following table summarizes the fair value of consideration transferred and the fair values of assets acquired and liabilities assumed as of the date of acquisition (in millions):

October 26, 2021
Cash	$260.2
Fair value of contingent consideration*	51.4
Total fair value of consideration transferred	$311.6
*Recorded in Other accrued expenses line within the consolidated balance sheets.

As Adjusted October 26, 2021
Cash	$7.1
Accounts receivable	4.7
Inventory	17.4
ROU assets	39.0
Property and equipment	12.5
Goodwill	256.4
Intangible assets	41.3
Other assets	1.4
Accounts payable and other accrued expenses	(18.9)
Operating lease liabilities	(39.0)
Other long-term liabilities	(10.3)
Net assets acquired	$311.6
The intangible assets acquired related to developed technology (useful life 4 years) and tradename (useful life 5 years), which will be amortized over a weighted average-useful life of approximately 4 years. The relief from royalty method was used to value the developed technology and tradename. This method requires forward looking estimates to determine fair value, including among other assumptions, forecasted revenue growth, obsolescence, and estimated discount and royalty rates. The goodwill recognized from this acquisition reflects expected synergies resulting from adding SYNETIQ’s products and processes to the Company’s products and processes. The acquired goodwill has been allocated to the International segment and is deductible for tax purposes.
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and SYNETIQ, as though the companies were combined as of the beginning of the Company’s fiscal 2020 (in millions):

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

	Fiscal Year Ended
	January 2, 2022	December 27, 2020
Net revenue	$2,011.1	$1,575.4
Net income	297.9	179.3

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2020, and are not necessarily indicative of the Company’s consolidated results of operations in future periods.

The pro forma results include adjustments related to purchase accounting, primarily amortization of intangible assets, accretion of contingent consideration and interest expense related to the borrowings under the Company’s 2021 Revolver Facility in connection with the acquisition of SYNETIQ. In addition, fiscal 2021 pro forma net income was adjusted to exclude $6.5 million of acquisition-related costs incurred in fiscal 2021 and fiscal 2020 pro forma net income was adjusted to include these costs.
Auto Exchange
On June 18, 2021, the Company acquired Marisat, Inc. d/b/a Auto Exchange (“Auto Exchange”), a salvage auction provider located in New Jersey. The estimated acquisition date fair value of the total consideration was $7.3 million, which consisted of $2.0 million of cash, and the fair value of contingent consideration of $5.3 million, $2.0 million of which was paid at closing and is subject to clawback provisions. The remaining contingent consideration with a fair value of $3.3 million is payable over 5 years subject to the achievement of certain performance targets.

The Company finalized the purchase price allocation for the Auto Exchange acquisition. The fair value of acquired customer relationships and other net assets was $4.1 million and $0.6 million, respectively. The $2.6 million excess of the purchase price consideration over the estimated fair value of the acquired net assets was recognized as goodwill and reflects expected synergies resulting from adding Auto Exchange’s products and processes to the Company’s products and processes. The acquired goodwill is allocated to the United States segment and is deductible for tax purposes.

The results of Auto Exchange are included in the Company’s financial statements since the date of acquisition and did not have a material impact on the Company’s financial statements and related disclosures for the periods presented. The costs incurred by the Company in connection with this acquisition were not material.

During fiscal 2022 and fiscal 2021, the Company recorded a charge of $1.9 million and $1.5 million, respectively, in selling, general and administrative expenses to reflect an increase in the fair value of the contingent consideration liability.
Note 5—Stock and Stock-Based Compensation Plans
2019 Omnibus Stock and Incentive Plan
On June 27, 2019, the Company’s board of directors approved the 2019 OSIP. The purpose of the 2019 OSIP is to provide an additional incentive to selected management employees, directors, independent contractors, and consultants of the Company whose contributions are essential to the growth and success of the Company, in order to strengthen the commitment of such persons, motivate such persons to faithfully and diligently perform their responsibilities and attract and retain competent and dedicated persons whose efforts will result in the long-term growth and profitability for the Company.
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

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Participants include any employee, director, independent contractor or consultant of IAA or any affiliate of IAA selected to receive awards under the 2019 OSIP, and, upon his or her death, his or her successors, heirs, executors and administrators, as the case may be. As of January 1, 2023, the number of common shares reserved and available for awards under the 2019 OSIP is 4,354,169 shares, subject to adjustment made in accordance with the 2019 OSIP. Upon the occurrence of certain corporate events that affect the common stock, including but not limited to extraordinary cash dividend, stock split, reorganization or other relevant changes in capitalization, appropriate adjustments may be made with respect to the number of shares available for grants under the 2019 OSIP, the number of shares covered by outstanding awards and the maximum number of shares that may be granted to any participant.
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
The Company recorded stock-based compensation expense of $13.0 million, $11.4 million and $8.5 million, respectively, during fiscal 2022, fiscal 2021 and fiscal 2020. As of January 1, 2023, an estimated $14.4 million of unrecognized expense related to non-vested awards is expected to be recognized over a weighted average term of approximately 1.6 years.
Performance-based Restricted Stock Units (PRSU)
During fiscal 2022, the Company granted 117,832 PRSUs to certain executive officers and certain other employees of the Company that will vest at the end of a three-year performance period if and to the extent that the Company’s three year average return on invested capital achieves certain specified goals.
During fiscal 2022, the Company also granted 33,105 PRSUs to certain executive officers and certain other employees. The vesting of such awards is based upon the Company’s total stockholder return relative to the performance of a peer group over a three years performance period ending December 31, 2024. The grant date fair value of $42.18 per share underlying each PRSU award was calculated using a Monte Carlo simulation. The significant assumptions used to estimate the fair value were: grant date stock price of $38.37; term of 2.76 years; risk-free interest rate of 2.49%; expected volatility of IAA’s common stock of 45.48% and the average expected volatility of the common stock of the peer group of 45.18%; correlation coefficients of IAA of 0.60 and the peer group’s average of 0.72; and a dividend yield of 0.00%.
The following table summarizes the Company’s PRSU activity:

Performance-based Restricted Stock Units	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2022	168,463	$55.13
Granted	150,937	38.79
Forfeited	(7,228)	49.37
Outstanding at January 1, 2023	312,172	47.36
Restricted Stock Units (RSU)
The RSUs granted by the Company to certain executive officers and management of the Company are contingent upon continued employment and generally vest in three equal annual installments. The following table summarizes the Company’s

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

RSU activity:

Restricted Stock Units*	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2022	496,571	$40.46
Granted	235,933	38.18
Vested	(381,009)	43.45
Forfeited	(16,602)	47.95
Outstanding at January 1, 2023	334,893	44.82
* IAA awards, including those held by KAR employees
The total grant date fair value of shares that vested during fiscal 2022 was $13.3 million.
Restricted Stock Awards (RSA)
The RSAs granted by the Company to non-employee directors prior to fiscal 2021 vest in four equal installments over a one year vesting term. The RSAs granted by the Company to non-employee directors during and after fiscal 2021 vest in one installment on the earlier of the one-year anniversary date of the grant date or the day preceding the Company’s next annual meeting of stockholders following the date of grant. The following table summarizes the Company’s RSA activity:

Restricted Stock Awards	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2022	17,609	$53.88
Granted	30,826	35.00
Forfeited	(2,971)	35.00
Vested	(17,609)	52.88
Outstanding at January 1, 2023	27,855	35.00
The total grant date fair value of shares that vested during fiscal 2022 was $0.9 million.
Stock Options
The following table summarizes stock option activity:

Stock Options *	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Average Intrinsic Value (in millions)
Outstanding at January 2, 2022	280,232	$35.63
Exercised	(25,169)	11.55
Canceled/Expired	(2,000)
Outstanding at January 1, 2023	253,063	38.20	4.9	$1.7

Exercisable at January 1, 2023	253,063	38.20	5.0	$1.7
* IAA awards, including those held by KAR employees.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

The total intrinsic value of stock options exercised during fiscal 2022 was $0.6 million. The following table summarizes the activity of non-vested stock options:

Stock Options	Number of Awards	Weighted Average Grant-Date Fair Value
Outstanding at January 2, 2022	59,018	$46.97
Vested	(59,018)	46.97
Outstanding at January 1, 2023	—	—
Employee Stock Purchase Plan
The Company adopted the IAA, Inc. Employee Stock Purchase Plan (“ESPP”) on August 1, 2019. The ESPP was suspended in December 2022 pursuant to the Merger Agreement. The ESPP was designed to provide an incentive to attract, retain and reward eligible employees and was intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP provided for one month offering periods with a 15% discount from the fair market value of the Company’s share on the date of purchase. A participant’s annual contribution to the ESPP could not exceed $25,000 per year. In accordance with ASC 718, Compensation—Stock Compensation, the entire 15% purchase discount was recorded as compensation expense in the period of purchase. The Company’s stock purchased through the ESPP was considered outstanding and was included in the weighted-average outstanding shares for purposes of computing basic and diluted earnings per share. Stock-based compensation expense recorded during fiscal 2022, 2021 and 2020, in connection with the compensatory elements of the Company’s employee stock purchase plan, was not significant.
Note 6—Net Income Per Share
Basic net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share and includes the effect of dilutive unissued common shares related to the Company’s stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.
The following table summarizes the components of basic and diluted net income per share (in millions except per share amounts):

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	December 27, 2020
Net income	$292.4	$294.4	$194.8

Weighted average common shares outstanding:
Basic	133.9	134.7	134.1
Effect of dilutive stock options and restricted stock awards	0.2	0.6	1.0
Diluted	134.1	135.3	135.1

Net income per share:
Basic	$2.18	$2.18	$1.45
Diluted	$2.18	$2.18	$1.44

The weighted number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities and awards subject to performance conditions which have not been fully satisfied at the

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

end of respective reporting periods:

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	December 27, 2020
Anti-dilutive awards	0.3	—	0.2
Awards subject to performance conditions not fully satisfied	0.3	0.2	0.1
	0.6	0.2	0.3

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

Pursuant to the Repurchase Program, the Company repurchased 751,285 shares of its common stock for an aggregate gross purchase price of approximately $27.2 million during fiscal 2022 and 677,854 shares for a gross purchase price of approximately $34.0 during fiscal 2021. As of January 1, 2023, approximately $338.8 million remained available under the Repurchase Program. Pursuant to the Merger Agreement, the Company is restricted from repurchasing shares of its common stock without RBA’s prior consent.
Note 7—Accounts Receivable and Allowance for Credit Losses
Components of accounts receivable, net were as follows (in millions):

	Fiscal Years Ended
	January 1, 2023	January 2, 2022
Advance charges receivable	$319.6	$322.7
Trade accounts receivable	131.2	139.8
Other receivable	4.2	12.3
Accounts receivable, gross	455.0	474.8
Less: Allowance for credit losses	(9.8)	(9.1)
Accounts receivable, net	$445.2	$465.7
The following is a summary of changes in the allowance for credit losses related to accounts receivable (in millions):

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	December 27, 2020
Allowance for Credit Losses
Balance at beginning of period	$9.1	$8.0	$4.2
Provision for credit losses	1.4	1.4	4.4
Less net charge-offs	(0.7)	(0.3)	(0.6)
Balance at end of period	$9.8	$9.1	$8.0

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Recoveries of accounts receivable were netted with charge-offs, as they were not material. Changes in exchange rates did not have a material effect on the allowance for credit losses.
Note 8—Goodwill and Other Intangible Assets
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. Changes in goodwill were as follows (in millions):

	United States	International	Total
Balance at December 27, 2020	$496.0	$46.3	$542.3
Increase for acquisition activities (Note 4)	2.6	256.6	259.2
Currency translation adjustments	—	(4.0)	(4.0)
Balance at January 2, 2022	$498.6	$298.9	$797.5
Measurement period adjustments (Note 4)	—	0.2	0.2
Currency translation adjustments	—	(30.2)	(30.2)
Balance at January 1, 2023	$498.6	$268.9	$767.5

During the third quarter of fiscal 2022, the Company updated its forecasts which resulted in a decline in the International reporting unit’s operating results and projections. The Company identified this as a triggering event and determined that the carrying amount of the International reporting unit’s goodwill should be evaluated for impairment at October 2, 2022. The impairment test indicated that the fair value of the International reporting unit exceeded its carrying value and therefore no goodwill impairment was recorded.
During the fourth quarter of fiscal 2022, the Company performed a qualitative assessment for both the United States reporting unit and the International reporting unit. Based on this assessment, the Company concluded no impairment was required.
Components of intangible assets, net were as follows (in millions):

	January 1, 2023			January 2, 2022
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	$373.4	$(351.3)	$22.1	$376.3	$(341.5)	$34.8
Tradenames	68.5	(4.2)	64.3	69.1	(2.2)	66.9
Computer software & technology	352.7	(253.9)	98.8	301.7	(205.9)	95.8
Total	$794.6	$(609.4)	$185.2	$747.1	$(549.6)	$197.5
The table above includes the carrying amount of tradenames with an indefinite life, which was $56.0 million at each of January 1, 2023 and January 2, 2022. The weighted-average remaining useful life of intangible assets with a finite life was 2.7 years (3.7 years for customer relationships, 4.5 years for amortizable tradenames, and 2.3 years for computer software and technology) at January 1, 2023.
Amortization expense for intangibles assets was $62.5 million, $44.9 million and $38.1 million for the years ended January 1, 2023, January 2, 2022 and December 27, 2020, respectively. Future estimated amortization expense of the existing intangible

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

assets with finite life is as follows:

Amount
Fiscal year 2023	$60.8
Fiscal year 2024	41.3
Fiscal year 2025	20.3
Fiscal year 2026	3.2
Fiscal year 2027	0.8
Thereafter	2.8
Total	$129.2
Note 9—Property and Equipment
Property and equipment consisted of the following (in millions):

	Useful Lives (in years)	January 1, 2023	January 2, 2022
Land		$177.0	$168.4
Building and leasehold improvements	1 - 30	354.0	328.2
Furniture, fixtures, equipment and vehicles	3 - 5	372.5	349.5
Construction in progress		51.0	23.9
		954.5	870.0
Accumulated depreciation		(570.7)	(531.9)
Property and equipment, net		$383.8	$338.1
Depreciation expense for the years ended January 1, 2023, January 2, 2022 and December 27, 2020 was $43.1 million, $41.6 million and $42.9 million, respectively.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10—Debt
Debt consisted of the following (in millions):

	January 1, 2023	January 2, 2022
2021 Term Loan Facility	633.8	$650.0
2021 Revolving Credit Facility	—	165.0
Notes	500.0	500.0
Total debt	1,133.8	1,315.0
Unamortized debt issuance costs	(10.5)	(13.1)
Current portion of long-term debt	(32.5)	(181.3)
Long-term debt	$1,090.8	$1,120.6

Credit Facility

In connection with the Separation, on June 28, 2019, the Company, as borrower, entered into a credit agreement (the “2019 Credit Agreement”) which provided for, among other things: (i) a seven-year senior secured term loan facility in an aggregate principal amount of $800 million (the “2019 Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of $225.0 million (the “2019 Revolving Credit Facility,” and together with the Term Loan Facility, the “2019 Credit Facility”). On May 1, 2020, the Company entered into an amendment to its 2019 Credit Agreement to increase the aggregate principal amount able to be borrowed under the 2019 Revolving Credit Facility by $136.0 million to $361.0 million. The 2019 Credit Agreement was terminated on April 30, 2021.

On April 30, 2021, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto (the “2021 Credit Agreement”). The 2021 Credit Agreement provides for, among other things: (i) a senior secured term loan in an aggregate principal amount of $650 million (the “2021 Term Loan Facility”) and (ii) a senior secured revolving credit facility with revolving commitments in an aggregate principal amount of $525 million (the “2021 Revolving Credit Facility” and, together with the 2021 Term Loan Facility, the “2021 Credit Facility”). Borrowing availability under the 2021 Revolving Credit Facility is subject to no default or event of default under the 2021 Credit Agreement having occurred at the time of borrowing. The proceeds of the 2021 Credit Facility were used, along with cash on hand, to repay in full all outstanding borrowings under the Company’s 2019 Term Loan Facility under its 2019 Credit Agreement. Future borrowings under the 2021 Revolving Credit Facility are expected to be used for the Company’s ongoing working capital needs and general corporate purposes. The 2021 Credit Facility matures on April 30, 2026.

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

As of January 1, 2023, the interest rate per annum for the 2021 Term Loan Facility and 2021 Revolving Credit Facility was 5.76%.

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

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Notes

In connection with the Separation, the Company issued $500.0 million aggregate principal amount of 5.500% Senior Notes due 2027 (the “Notes”) on June 6, 2019 (the “Closing Date”) in a private offering exempt from the registration requirements of the Securities Act. The Notes were issued pursuant to an indenture, dates as of the Closing Date (“the Indenture”). Interest on the Notes is due in cash on June 15 and December 15 of each year at a rate of 5.500% per annum. The Notes mature on June 15, 2027. The net proceeds from the Notes offering, together with borrowings under the 2019 Term Loan Facility, were used to make a cash distribution to KAR and to pay fees and expenses related to the Separation and Distribution.

Under certain circumstances, the Indenture permits the Company to designate certain of the Company’s subsidiaries as unrestricted subsidiaries, which subsidiaries will not be subject to the covenants in the Indenture and will not guarantee the Notes. The Notes are the general unsecured senior obligations of the Company and such obligations are guaranteed by the Subsidiary Guarantors. Each guarantee is the general unsecured senior obligation of each Subsidiary Guarantor. The Notes and the related guarantees rank equal in right of payment with all of the Company’s and the Subsidiary Guarantors’ unsubordinated indebtedness. The Notes are structurally subordinated in right of payment to all indebtedness and other liabilities of the Company’s subsidiaries that will not be Subsidiary Guarantors and effectively junior in right of payment to all of the Company’s and the Guarantors’ secured indebtedness to the extent of the value of the collateral securing such indebtedness, including indebtedness under the Credit Facility.

At any time on or after June 15, 2022, the Company may, at its option, redeem the Notes in whole or in part at the prices set forth in the Indenture.

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

Canadian Credit Facility

On July 7, 2020, the Company entered into a credit agreement which provides for a revolving credit facility in an aggregate principal amount of $10.0 million Canadian dollars (the “Canadian Credit Facility”). The Canadian Credit Facility was terminated on May 5, 2021.

Other

At January 1, 2023, the Company had outstanding letters of credit in the aggregate amount of $5.5 million, all of which reduce the amount available for borrowings under the 2021 Revolving Credit Facility.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Fair Value of Debt
The estimated fair value of the Company’s 2021 Term Loan Facility and 2021 Revolving Credit Facility approximated book value as the interest rate is variable in nature.
The estimated fair value of the Company’s Notes as of January 1, 2023 and January 1, 2022 was $485.0 million and $517.5 million, respectively. The estimate of fair value of the Company’s Notes was based on broker-dealer quotes and is considered Level 2 fair value measurements in the fair value hierarchy.
Future Principal Payments
At January 1, 2023, aggregate future principal payments on long-term debt are as follows (in millions):

Amount
Fiscal year 2023	$32.5
Fiscal year 2024	28.4
Fiscal year 2025	48.8
Fiscal year 2026	524.1
Fiscal year 2027	500.0
Total	$1,133.8
Note 11—Leases
The Company leases property, software, automobiles, trucks and trailers, pursuant to operating lease agreements. The Company also leases furniture, fixtures and equipment under finance leases. The leases have varying remaining lease terms with leases expiring through 2092, some of which include options to extend the leases.
The components of leases expense were as follows (in millions):

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	December 27, 2020
Operating lease cost	$178.3	$153.9	$136.7
Finance lease cost:
Amortization of right-of-use assets	11.4	12.3	14.5
Interest on lease liabilities	0.7	0.8	0.9
Short-term lease cost	4.3	6.9	4.7
Total lease cost	$194.7	$173.9	$156.8

Supplemental cash flow information related to leases was as follows (in millions):

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	December 27, 2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows related to operating leases	$182.6	$147.0	$130.9
Operating cash flows related to finance leases	$0.7	$0.8	$1.0
Financing cash flows related to finance leases	$11.3	$12.7	$14.3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$280.8	$256.6	$291.7
Finance leases	$12.5	$17.6	$18.1

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	January 1, 2023	January 2, 2022
Operating Leases
Operating lease right-of-use assets	$1,543.5	$1,262.7
Accumulated amortization	(339.6)	(238.3)
Operating lease right-of-use assets, net	$1,203.9	$1,024.4
Other accrued expenses	$87.6	$94.3
Operating lease liabilities	1,165.0	984.8
Total operating lease liabilities	$1,252.6	$1,079.1
Finance Leases
Property and equipment, gross	$156.6	$157.6
Accumulated depreciation	(133.5)	(120.6)
Property and equipment, net	$23.1	$37.0
Other accrued expenses	$9.1	$10.9
Other liabilities	13.8	23.5
Total finance lease liabilities	$22.9	$34.4
Weighted Average Remaining Lease Term (Years)
Operating leases	12.53	11.89
Finance leases	2.81	3.52
Weighted Average Discount Rate
Operating leases	5.6%	5.4%
Finance leases	2.4%	2.5%

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Maturities of lease liabilities as of January 1, 2023 are as follows (in millions):

	Operating Leases	Finance Leases
2023	$156.1	$9.1
2024	157.1	8.4
2025	148.5	4.2
2026	143.2	2.0
2027	135.5	—
Thereafter	1,057.1	—
	$1,797.5	$23.7
Less: imputed interest	544.9	0.8
Total	$1,252.6	$22.9

Note 12—Income Taxes
The components of income before income taxes and the provision for income taxes are as follows (in millions):

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	December 27, 2020
Income before income taxes:
Domestic	$352.0	$364.4	$233.9
Foreign	9.4	23.6	23.1
Total	$361.4	$388.0	$257.0
Income tax expense (benefit):
Current:
Federal	$61.3	$73.2	$45.0
Foreign	6.3	6.1	5.1
State	7.2	15.0	10.1
Total current provision	74.8	94.3	60.2
Deferred:
Federal	(2.4)	0.2	2.1
Foreign	(2.3)	(0.1)	0.2
State	(1.1)	(0.8)	(0.3)
Total deferred (benefit) provision	(5.8)	(0.7)	2.0
Income tax expense	$69.0	$93.6	$62.2

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes and is reconciled as follows:

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	December 27, 2020
Statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net	2.6%	3.0%	3.2%
Reserves for tax exposures	0.2%	0.4%	0.2%
International operations	0.6%	0.2%	0.6%
FDII, GILTI	(4.4)%	(0.2)%	(0.1)%
Non deductible executive compensation	0.1%	0.3%	0.1%
Stock-based compensation	0.1%	(0.1)%	(0.2)%
Impact of law and rate change	(0.4)%	(0.2)%	—%
Other, net	(0.7)%	(0.3)%	(0.6)%
Effective rate	19.1%	24.1%	24.2%

The effective tax rate for fiscal 2022 was favorably impacted by a $15.1 million adjustment for Foreign Derived Intangible Income (“FDII”), of which $9.4 million was recorded discretely, which was partially offset by the net Global Intangible Low-Taxed Income (“GILTI”).

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
The Company offsets all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and presents them as a single non-current deferred income tax liability. Deferred tax assets and deferred tax liabilities are comprised of the following: (in millions):

	January 1, 2023	January 2, 2022
Gross deferred tax assets:
Right-of-use liabilities	$312.6	$271.5
Allowances for accounts receivable	2.1	2.0
Accruals and liabilities	7.2	10.0
Employee benefits and compensation	4.1	4.6
Losses carried forward	0.7	0.1
Other	3.4	3.9
Total gross deferred tax assets	330.1	292.1
Deferred tax asset valuation allowance	(0.2)	(0.1)
Net deferred tax assets	329.9	292.0
Gross deferred tax liabilities:
Right-of-use assets	(296.1)	(256.7)
Property and equipment	(17.4)	(22.4)
Goodwill and intangible assets	(68.1)	(72.9)
Other	(15.2)	(14.8)
Total	(396.8)	(366.8)
Net deferred tax liabilities	$(66.9)	$(74.8)

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Permanently reinvested undistributed earnings of the Company’s foreign subsidiaries were approximately $144.7 million for the year ended January 1, 2023. Because these amounts have been or are expected to be permanently reinvested in properties and working capital, the Company has not recorded the deferred taxes associated with these earnings. If the undistributed earnings of foreign subsidiaries were to be remitted, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits. It is not practical for the Company to determine the additional tax that would be incurred upon remittance of these earnings.
Tax payments for fiscal years ended January 1, 2023, January 2, 2022, and December 27, 2020, were $84.6 million, $90.0 million, and $59.7 million, respectively.
The Company applies the provisions of ASC 740, Income Taxes. ASC 740 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise’s financial statements. These provisions prescribe a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.
A reconciliation of the beginning and ending amount of unrecognized tax benefits from uncertain tax positions is as follows (in millions):

	January 1, 2023	January 2, 2022
Balance at beginning of period	$6.0	$4.1
Increase in prior year tax positions	—	0.6
Decrease in prior year tax positions	(0.2)	—
Increase in current year tax positions	2.4	1.9
Decrease in current year tax positions	(0.3)	—
Lapse in statute of limitations	(1.0)	(0.6)
Balance at end of period	$6.9	$6.0
The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $5.9 million and $5.1 million at January 1, 2023, and January 2, 2022, respectively.
The Company records interest and penalties associated with the uncertain tax positions within the Company’s provision for income taxes on the consolidated statements of income. The Company had reserves totaling $0.2 million at each of January 1, 2023 and January 2, 2022 associated with interest and penalties, net of tax.
The provision for income taxes involves management judgment regarding the interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income, and tax planning could change the effective tax rate and tax balances recorded by us. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by us and can raise issues regarding the Company’s filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities in the U.S., Canada, and the United Kingdom. In general, the examination of our material tax returns is complete for the years prior to 2019.
Based on the potential outcome of the Company’s tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the currently remaining unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the reserve balance is estimated to be in the range of a $1.0 million to $1.5 million decrease.
Note 13—Employee Benefit Plans
401(k) Plan
The Company maintains a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. The Company matches 100 percent of the

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

amounts contributed by each individual participant up to 4 percent of the participant’s compensation. Participants are 100 percent vested immediately in the Company’s contributions. The Company’s defined contribution 401(k) plan has been effective since June 2019. For the years ended January 1, 2023, January 2, 2022, and December 27, 2020, amounts contributed to the 401(k) plan were $6.7 million, $5.3 million and $4.8 million, respectively.
Note 14—Commitments and Contingencies
The Company is and may from time to time become involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. The Company accrues an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies, including litigation and environmental matters, are included in “Other accrued expenses” at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on the Company’s operating results in that period. Such matters are generally not, in the opinion of management, likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Legal fees are expensed as incurred.

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

IAAI also tendered this matter to its landlord pursuant to indemnity provisions in its sublease, and to its environmental insurance carrier. IAAI’s landlord responded by tendering its own indemnification demand to IAAI, and IAAI in turn notified its environmental insurance carrier of the same. At this time, the Company does not have adequate information to determine IAAI’s liability, if any, for contamination at the Former UPCo Site.

Lower Duwamish Waterway
Since June 2004, IAAI has operated a branch on property it leases in Tukwila, Washington just south of Seattle. The property is located adjacent to a Superfund site known as the Lower Duwamish Waterway Superfund Site (“LDW Site”). The LDW Site

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

had been designated a Superfund site in 2001, three years prior to IAAI’s tenancy. On March 25, 2008, the United States Environmental Protection Agency, or the “EPA,” issued IAAI a General Notice of Potential Liability, or “General Notice,” pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA,” related to the LDW Site. On November 7, 2012, the EPA issued IAAI a Second General Notice of Potential Liability, or “Second General Notice,” for the LDW Site. The EPA's website indicates that the EPA has issued general notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities related to the LDW Site. In the General Notice and Second General Notice, the EPA informed IAAI that the EPA believed IAAI may be a Potentially Responsible Party, or “PRP,” but the EPA did not specify the factual basis for this assertion. At this time, the EPA still has not specified the factual basis for this assertion and has not demanded that IAAI pay any funds or take any action apart from responding to the Section 104(e) Information Request. Four PRPs, The Boeing Company, the City of Seattle, the Port of Seattle and King County - the Lower Duwamish Waterway Group (“LDWG”), have funded a remedial investigation and feasibility study related to the cleanup of the LDW Site. In December 2014, the EPA issued a Record of Decision (“ROD”), detailing the final cleanup plan for the LDW Site. The ROD estimated the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup was 17 years, including 7 years of active remediation, and 10 years of monitored natural recovery. The Company is aware that certain authorities may bring natural resource damage claims against PRPs. On February 11, 2016, IAAI received a Notice of Intent letter from the United States National Oceanic and Atmospheric Administration informing IAAI that the Elliott Bay Trustee Council were beginning to conduct an injury assessment for natural resource damages in the LDW. The Notice of Intent indicated that the decision of the trustees to proceed with this natural resources injury assessment followed a pre-assessment screen performed by the trustees. Shortly thereafter, in a letter dated August 16, 2016, EPA issued a status update to the PRPs at the LDW Site. The letter stated that EPA expected the bulk of the pre-remedial design work currently being performed by the LDWG to be completed by the beginning of 2018, with the Remedial Design/Remedial Action (“RD/RA”) phase to follow. The EPA previously anticipated that the pre-design work would be completed sometime during 2018, and the Company is not aware of any further information regarding that schedule. Accordingly, the Company is unable to predict when RD/RA negotiations with all PRPs might begin.
In addition, the Washington State Department of Ecology (“Ecology”) is working with the EPA in relation to the LDW Site, primarily to investigate and address sources of potential contamination contributing to the LDW Site. In 2007, IAA installed a stormwater capture and filtration system designed to treat sources of potential contamination before discharge to the LDW Site. The immediate-past property owner, the former property owner and IAAI have had discussions with Ecology concerning possible source control measures, including an investigation of the water and soils entering the stormwater system, an analysis of the source of contamination identified within the system, if any, and possible repairs and upgrades to the stormwater system if required. As of May 31, 2020, IAAI ceased all operations at the site and terminated its remaining lease of the property in June 2020. Accordingly, IAAI submitted a Notice of Termination of its stormwater permit to Ecology, discontinuing IAAI’s ongoing obligations around the stormwater system maintenance and any additional source control measures.

At this time, IAAI has not received any further notices from the EPA and still does not have adequate information to determine IAAI's liability, if any, for contamination at this site, or to estimate the Company's loss as a result of this potential liability which might have been incurred during IAAI’s occupancy.

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 15—Segment Information
The Company has two operating segments: United States, and International. The Company’s two operating segments represent its two reportable segments. These segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results. Both segments earn fees by providing services to buyers and sellers of vehicles sold through its channels.
Intercompany (income) expense related to charges for services provided by the United States segment to the International segment are based on the benefits received. Such services are related to technology and other business support services.
Financial information regarding the Company’s reportable segments is set forth below as of and for the year ended January 1, 2023 (in millions):

	United States	International	Consolidated
Revenues:
Service revenues	$1,539.7	$146.7	$1,686.4
Vehicle sales	161.1	251.4	412.5
Total revenues	1,700.8	398.1	2,098.9
Operating expenses:
Cost of services	874.8	121.7	996.5
Cost of vehicle sales	151.9	215.8	367.7
Selling, general and administrative	189.4	22.7	212.1
Depreciation and amortization	85.3	20.3	105.6
Total operating expenses	1,301.4	380.5	1,681.9
Operating profit	399.4	17.6	417.0
Interest expense, net	51.7	(0.7)	51.0
Other expense (income), net	5.8	(1.2)	4.6
Intercompany (income) expense	(10.3)	10.3	—
Income before income taxes	352.2	9.2	361.4
Income taxes	65.0	4.0	69.0
Net income	$287.2	$5.2	$292.4
Total assets	$2,775.8	$587.1	$3,362.9
Capital expenditures	$166.3	$12.0	$178.3

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Financial information regarding the Company’s reportable segments is set forth below as of and for the year ended January 2, 2022 (in millions):

	United States	International	Consolidated
Revenues:
Service revenues	$1,429.2	$108.5	$1,537.7
Vehicle sales	134.1	165.6	299.7
Total revenues	1,563.3	274.1	1,837.4
Operating expenses:
Cost of services	776.3	75.2	851.5
Cost of vehicle sales	118.1	143.1	261.2
Selling, general and administrative	178.6	13.7	192.3
Depreciation and amortization	75.9	10.6	86.5
Total operating expenses	1,148.9	242.6	1,391.5
Operating profit	414.4	31.5	445.9
Interest expense, net	58.0	(0.3)	57.7
Other expense (income), net	0.5	(0.3)	0.2
Intercompany (income) expense	(8.5)	8.5	—
Income before income taxes	364.4	23.6	388.0
Income taxes	87.6	6.0	93.6
Net income	$276.8	$17.6	$294.4
Total assets	$2,510.1	$644.2	$3,154.3
Capital expenditures	$124.9	$10.7	$135.6

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

Financial information regarding the Company’s reportable segments is set forth below as of and for the year ended December 27, 2020 (in millions):

	United States	International	Consolidated
Revenues:
Service revenues	$1,134.4	$98.7	$1,233.1
Vehicle sales	80.7	71.1	151.8
Total revenues	1215.1	169.8	1384.9
Operating expenses:
Cost of services	659.8	61.9	721.7
Cost of vehicle sales	64.6	60.6	125.2
Selling, general and administrative	135.0	9.9	144.9
Depreciation and amortization	74.3	6.8	81.1
Total operating expenses	933.7	139.2	1,072.9
Operating profit	281.4	30.6	312.0
Interest expense	56.2	(0.2)	56.0
Other income, net	(0.7)	(0.3)	(1.0)
Intercompany (income) expense	(8.0)	8.0	—
Income before income taxes	233.9	23.1	257.0
Income taxes	56.9	5.3	62.2
Net income	$177.0	$17.8	$194.8
Total assets	$2,341.1	$187.8	$2,528.9
Capital expenditures	$52.3	$17.5	$69.8
Geographic Information
The Company’s international operations include Canada and the U.K. Information regarding the geographic areas of the Company’s operations is set forth below (in millions):

	January 1, 2023	January 2, 2022
Long-lived assets
U.S.	$1,439.1	$1,205.5
Foreign	148.6	157.0
	$1,587.7	$1,362.5
Note 16—Subsequent Events
On February 17, 2023, the Company gave conditional notice of optional full redemption pursuant to the Indenture that, subject to the satisfaction or waiver of specified conditions precedent, the Company has elected to redeem (the “Redemption”) on March 20, 2023 or, at the Company’s option, such later date as such conditions are satisfied (the “Redemption Date”) all $500.0 million aggregate principal amount of the Notes.
The redemption is subject to the satisfaction (or waiver by the Company in its sole discretion) of each of the following conditions precedent: (i) the consummation (as and when determined by the Company in its sole and absolute discretion) on or prior (if applicable) to March 20, 2023 (or such later date as may be determined by the Company in its sole and absolute discretion) of the proposed merger discussed in Note 1 - Basis of Presentation on terms and conditions satisfactory in all respects to the Company in its sole and absolute discretion and (ii) the delivery by the Company to U.S. Bank National Association, as trustee (as successor in interest to U.S. Bank National Association, the “Trustee”) of written notice confirming that the condition in the foregoing clause (i) has been satisfied and stating the final Redemption Date and the exact redemption price. In the event that such conditions precedent will not have been so satisfied (or waived by the Company in its sole

IAA, Inc.
Notes to Consolidated Financial Statements (Continued)

discretion) by the Redemption Date, the Company will so notify the Trustee and the holders of the Notes, and upon any such notice, the redemption notice shall be rescinded and of no force or effect for any purpose.

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
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of January 1, 2023.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2023.

Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of January 1, 2023 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is included in Item 8, Financial Statements and Supplementary Data under the heading “Report of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended January 1, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of the Company
The following table and biographical descriptions provide information regarding our directors and executive officers as of the date of this Annual Report on Form 10-K.

Name	Age	Position(s)
John W. Kett	59	President, Chief Executive Officer and Director
Susan Healy	56	Executive Vice President and Chief Financial Officer
Tim O’Day	60	President, U.S. Operations
Sidney Peryar	48	Executive Vice President, Chief Legal Officer and Secretary
Maju Abraham	47	Senior Vice President and Chief Information Officer
John P. Larson	60	Director, Chairman of the Board
Brian Bales	60	Director
William Breslin	73	Director
Sue Gove	64	Director
Lynn Jolliffe	70	Director
Peter Kamin	61	Director
Olaf Kastner	67	Director
Michael Sieger	61	Director
Directors
The Company’s Board of Directors currently consists of nine directors. Set forth below is a brief biographical description of each of our directors. The primary experience, qualifications, attributes and skills of each of our directors that led to the conclusion of the Nominating and Corporate Governance Committee and the Board of Directors that such person should serve as a member of the Board of Directors are also described below.

John W. Kett
Chief Executive Officer Director since June 2019	Current Board Committees: Operations Committee
Skills and Qualifications
• Significant knowledge and understanding of the Company’s data, services, operations and business environment.
• Extensive business, management and operational experience as senior executive and CEO in the automotive, insurance claims, technology and services industries, which provides him with perspective into our challenges, operations, and strategic opportunities.

Career Highlights
• Chief Executive Officer of IAA since May 2014.
o Served a variety of executive roles in his nearly 20 years with IAA, helping IAA become an independent public company in 2019.
o In 2021, IAA generated $1.83 billion in revenue.
o Served as Senior Vice President of Planning and Business Development, CFO and President between 2001 and 2014.
• On the national board of directors for SkillsUSA since 2017.
• On the Executive Advisory Council to the Northern Illinois University College of Business.
• On the Ravinia Board of Trustees, as well its DEI subcommittee.
• An active member of the Economic Club of Chicago, Alliance of Chief Executives, and in 2020 became a Trustee of the Committee for Economic Development (CED).
• Held senior financial roles at Central Steel and Wire Co., Safelite Glass Corporation, Newark Electronics and Deloitte LLP between 1985 and 2001.
• Graduate of Northern Illinois University and Northwestern University (MBA).

John P. Larson
Independent Chairman since June 2019	Current Board Committees: Operations Committee
Skills and Qualifications
• Extensive business, management and operational experience as CEO in the automotive aftermarket and as a senior executive at one of the world’s largest automakers, General Motors Company, as well as experience in automotive remarketing, captive finance (GMAC), rental car program design and automotive dealer activities, provides him with perspective into the Company’s challenges, operations, and strategic opportunities.

• Extensive experience as a senior leader in corporate finance has provided him with key skills, including financial reporting, accounting and control, business planning and analysis and risk management, that are valuable to the oversight of our business.
Career Highlights
• Chief Executive Officer and Director of Bestop, Inc., a leading manufacturer of soft tops and accessories for Jeep vehicles, from 2015 to 2022.
• Lead Independent Director KAR Auction Services, led board along with Chairman through spin-off of IAA, from 2015 to 2019.
• Director SCA Performance, a leading manufacturer of high-end custom trucks for Ford, GM and Dodge, from 2018 to 2020.
• Served in a number of senior management capacities at General Motors Company, from 1986 to 2007.
o General Manager overseeing operations for the Buick, Pontiac and GMC Divisions from 2005 to 2007.
o General Director of Finance for U.S. Sales, Service and Marketing Operations from 2001 to 2004.
o Director General Motors Used Car Remarketing activity from 1999 to 2000.
• Chief Executive Officer of Escort Inc., an automotive electronics manufacturer, from 2008 to 2014, and President and Chief Operating Officer from 2007 to 2008.
• Graduated from Northern Illinois University (B.S. Finance) and Purdue University (M.S., Management).

Other Public Company Directorships in Last Five Years
• Director and Lead Independent Director of KAR (NYSE: KAR) from 2015 to 2019.

Brian Bales
Independent Director since June 2019	Current Board Committees: Risk & Sustainability Committee (Chair) Audit Committee
Skills and Qualifications
• Significant management experience, including as a leader at a Fortune 300 company with extensive experience in business strategy, transformational growth including mergers, acquisitions & divestitures, risk management & oversight, commercial real estate & infrastructure development, capital markets, capital allocation and investor relations, enables him to provide the Board with additional perspectives on the Company’s operations.
• Extensive leadership oversight of environmental and sustainability initiatives, including the development and measurement of goals designed to benefit the environment and society while enhancing the foundation and profitability of a business for the long-term.

Career Highlights
• Executive Vice President, Chief Development Officer, at Republic Services, Inc., a leader in the U.S. environmental services industry, since 2015.
• Executive Vice President, Business Development at Republic Services, Inc. from 2008 to 2015, and Vice President, Corporate Development, from 1998 to 2008.
• Held roles of increasing responsibility in finance and business development for Ryder System, Inc. from 1993 to 1998.
• Chief Financial Officer for EDIFEX & VTA Communications from 1988 to 1993.
• Began his professional career as an accountant with Price Waterhouse, now PricewaterhouseCoopers, from 1986 to 1988.
• Graduate of the University of Tennessee (BS, Business Administration) and Certified Public Accountant.

William (Bill) Breslin
Independent Director since June 2019	Current Board Committees: Compensation Committee Nominating and Corporate Governance Committee
Skills and Qualifications
• Senior executive leadership and board of directors experience enables him to offer the Board a seasoned corporate governance perspective.
• Significant experience in consulting, claims management, and loss management solutions across the insurance and automotive industries.

Career Highlights
• Founder and CEO of Wenonah Consulting, which specializes in delivering service, expense and loss management solutions to claims operations across the insurance industry, since 2009.
• President of Buckle TPAs which provides claim services for Gateway Insurance Company from 2020 to 2022.
• President of Vericlaim Repair Solutions, a managed repair network of certified local, regional and national contractors, from 2011 to 2017.
• Executive Vice President and Chief Operating Officer at TriServ Alliance, a claims management organization established by seven Blue Cross Blue Shield companies to service 2.9 million customers in nine states, from 2008 to 2009.
• Led the claims function as Senior Vice President of Claims for USAA from 1999 to 2008; for GE Financial Assurance from 1996 to 1999; and for Prudential Insurance from 1974 to 1996.
• Member of the Board of Directors of Insight Services Group, which provides fraud investigations and Independent Medical evaluations for the industry, since 2014.
• Board member of West Hill Global, Inc., which is a property manages repair business, from 2018 to 2020.
• Board member of Summit TopCo GP, LLC Classic Collision, which provides automobile repair services, since March 2020.
• Board member of ABRA Auto Body and Glass, a network of auto body repair facilities for the industry, from 2011 to 2019.
• Board member of Pronto Insurance from 2014 to 2018.
• Board member of Enservio, Inc, a contents replacement company for homeowner claims, from 2010 to 2016.
• EVP at Triserv Alliance, building a company to provide health care for the military and their families in the southern region, from 2008 to 2009.
• Graduate of St. Bernard College (BA, Education).

Sue Gove
Independent Director since June 2019	Current Board Committees: Audit Committee (Chair) Risk & Sustainability Committee Operations Committee
Skills and Qualifications
• Background as a chief executive officer, chief operating officer, and chief financial officer provides the Board with significant executive and senior leadership experience in finance, operations, marketing, e-commerce, and strategy.
• Extensive experience serving on the boards of directors of other public companies allows her to offer the Board valuable expertise in governance and best practices for a public company on a global scale.

Career Highlights
• President and Chief Executive Officer of Bed Bath & Beyond Inc. since October 2022 and its Interim Chief Executive Officer from June 2022 to October 2022.
• Founder and President of Excelsior Advisors, LLC, a retail consulting and advisory firm.
• President and CEO of Golfsmith International Holdings, Inc., along with several other senior leadership roles, including Chief Operating Officer, Chief Financial Officer and Executive Vice President, from 2008 to 2014.
• Served in senior financial, operating and strategic roles during 25 years at Zale Corporation, including Executive Vice President and Chief Operating Officer from 2002 to 2006, and Chief Financial Officer from 1998 to 2003.
• National Association of Corporate Directors (NACD) Board Leadership Fellow since December 2019.
• Graduate of the University of Texas at Austin (BBA, Accounting).
• Director on the Board of Truck Hero (private company) since 2022.

Other Public Company Directorships in Last Five Years
• Director of Bed Bath and Beyond, Inc. since 2019 (Nasdaq: BBBY).
• Director of Conn’s, Inc. since 2020 (Nasdaq: CONN).
• Director of Tailored Brands, Inc. from 2017 to 2020 (NYSE: TLRD).
• Director of Iconix Brand Group from 2014 to 2019 (Nasdaq: ICON).
• Director of Logitech International SA from 2015 to 2018 (Nasdaq: LOGI).
• Director of AutoZone Inc. from 2005 to 2017 (NYSE: AZO).

Lynn Jolliffe
Independent Director since June 2019	Current Board Committees: Compensation Committee (Chair) Audit Committee Nominating and Corporate Governance Committee
Skills and Qualifications
• Senior executive leadership and chief financial officer experience, including functional and leadership experience in finance, human resources and general management, executive compensation decisions, strategies and policies for the acquisition and development of employee talent, enables her to offer the Board a seasoned corporate governance and financial management perspective.
• Deep understanding of business drivers from the financial, operational and people perspective, as well as diversity in viewpoint and international business experience, gained from experience in multiple industries across three continents.

Career Highlights
• Chief Executive Officer of Jolliffe Solutions, providing consulting in human capital and talent management since 2015.
• Held various management positions at Ingram Micro Inc., a technology distribution company from 1999 to 2015, including:
o Executive Vice President, Global Human Resources from 2007 to 2015.
o Vice President, Human Resources for the North America region from 2006 to 2007.
o Regional Vice President, Human Resources and Services for Ingram Micro European Coordination Center from 1999 to 2006.
• Served in various capacities, including Vice President and Chief Financial Officer with responsibility for human resources, at two Canadian retailers, including Holt Renfrew, from 1985 to 1999.
• Began career at Bell Canada in 1973 and then moved to Bank of Montreal in 1979.
• Graduated from Queens University and University of Toronto (MBA).

Other Public Company Directorships in Last Five Years
• Member of the board of directors of KAR (NYSE: KAR) from 2014 to 2019.

Peter Kamin
Independent Director since June 2019	Current Board Committees: Nominating and Corporate Governance (Chair) Audit Committee
Skills and Qualifications
• Service on the boards of a significant number of other companies and his years of experience in the automotive industry bring an in-depth understanding of IAA’s business to the Board.
• Significant financial, investment, and management experience in both public and private companies.

Career Highlights
• Founder and Managing Partner of 3K Limited Partnership, which partners with management teams seeking capital to implement growth strategies that create meaningful stockholder value, since 2012.
• Founding member and Managing Partner of ValueAct Capital, which grew into a leading investment management organization during Mr. Kamin’s tenure, from 1999 to 2012.
• Founder and manager of Peak Investment L.P., which was organized to make investments in select domestic public and private companies, from 1992 to 1999.
• Trustee of Tufts University from 2014 to 2022.
• Graduate of Tufts University and Harvard’s Graduate School of Business (MBA).

Other Public Company Directorships in Last Five Years
• Member of the board of directors of Tile Shop Holdings (Nasdaq: TTSH) since 2012 and Chairman since 2018.
• Member of the board of directors of Psychemedics Corporation (Nasdaq: PMD) since 2022.
 • Member of the board of directors of MAM Software Limited (formerly Nasdaq: MAMS) since 2012. MAM Software Limited sold the company and delisted its common stock in October 2019.

Olaf Kastner
Independent Director since June 2019	Current Board Committees: Operations Committee (Chair) Compensation Committee Risk & Sustainability Committee
Skills and Qualifications
• Brings to the Board decades of experience and leadership in the automotive industry and international insurance business, as well as a comprehensive understanding of how IAA’s industry operates.
• Possesses strong international working experience, including risk and crises management, as well as multinational expertise in leading large cost and change management projects.

Career Highlights
• Strategy Advisor in China for the BMW Group from March to September 2018, after which he stepped into retirement.
• Served in various other lead executive positions at the BMW Group from 1998 to 2018:
o Regional President and Chief Executive Officer for China for the BMW Group from 2015 to 2018.
o President and Chief Executive Officer of BMW Brilliance Automotive Ltd. in China from 2009 to 2015.
o Finance Director of BMW (UK) Ltd., Bracknell, from 2006 to 2009.
o Managing Director Bavaria Wirtschaftsagentur GmbH, a subsidiary of BMW AG, from 1998 to 2006.
• Held various Management and Senior Management positions at Colonia AG/AXA Group from 1985 to 1998.
• Graduate of the University of Hamburg (MBA).

Michael Sieger
Independent Director since June 2022	Current Board Committees: Nominating and Corporate Governance Committee Operations Committee
Skills and Qualifications
• Brings to the Board extensive experience and leadership in the automotive insurance industry from over three decades with The Progressive Corporation (NYSE: PGR).
• Possesses strong public company executive management experience, as well as significant strategic planning and operational experience.

Career Highlights
• Claims President of Progressive from 2015 until his retirement in January 2022.
• Served in various other positions at Progressive from 1990 to 2015:
o General Manager Claims Process from 2007 to 2015.
o General Manager Northeast Field Claims from 1999 to 2007.
o General Manager WA and PA from 1996 to 1999.
o Product Manager MS from 1992 to 1996.
o Product Manager Corporate Marketing from 1990 to 1992.
• Consultant at Frank Lynn & Associates from 1989 to 1990.
• Serves on the board of directors of nonprofits Bellefaire JCB and the Jewish Federation of Cleveland.
• Graduate of the University of Chicago Graduate School of Business (MBA) and Case Western Reserve University (BS, Electrical Engineering).

Executive Officers
Information on the business background of John W. Kett is set forth above under “Directors.”
Susan Healy has served as Chief Financial Officer of IAA since September 2021. From September 2016 to January 2021, Susan Healy served as the Senior Vice President, Finance for Ulta Beauty, the leading U.S. independent beauty retailer, responsible for Strategy, M&A, FP&A, Treasury and Procurement. From September 2012 to September 2016, Healy was a strategic advisor and CFO to early-stage, venture-backed companies in the consumer, technology, healthcare and renewable energy sectors. She has also held the role of CFO at apparel retailer Lands’ End, where she led the Finance, Accounting, Legal, Procurement and IT teams. After receiving her J.D. from Harvard Law School, Healy spent twelve years at global investment firm Goldman Sachs. Healy also holds a B.S. in Finance from California State Polytechnic University, Pomona.

Tim O’Day has served as President, U.S. Operations of IAA since June 2019. He leads the company’s U.S. operations including over 185 branch locations, title and service call centers, as well as the company’s, transportation logistics, real estate, and IAA’s catastrophe management strategy functions. Mr. O’Day joined IAA in September 2015 as Senior Vice President of Finance, a position he held until June 2019. Prior to joining IAA, Mr. O’Day was Chief Operating Officer and Chief Financial Officer of MedSpeed, a national healthcare transportation and logistics provider, from 2007 to 2015. He was founder and president of Coast to Coast Copiers, a B2B internet technology company, from 2003 to 2006. He also served as President of Braun Events, a regional special event company, from 2000 to 2003, Financial Officer of RentalMax, an equipment rental chain, from 1998 to 2000 and Director of Finance of Vistar Autoglass, a national auto glass company, from 1994 to 1997. Mr. O’Day served in various financial managerial positions at Abbott Laboratories from 1985 to 1994. Mr. O’Day holds a bachelor’s degree in business from Indiana University.
Sidney Peryar has served as Executive Vice President, Chief Legal Officer and Secretary of IAA since June 2019. He is responsible for the company’s general legal affairs, including SEC compliance and filings, mergers and acquisitions, corporate governance and litigation, and leads the company’s climate-related risk management initiatives, corporate responsibility and sustainability efforts and its Diversity, Equity and Inclusion Council. Mr. Peryar previously served as Senior Vice President, General Counsel and Secretary of IAA from February 2017 to June 2019. Mr. Peryar first joined IAA in April 2001 as Corporate Counsel. In 2002, Mr. Peryar became an executive officer of IAA, serving as Vice-President, Corporate Counsel and Secretary, a position he held until October 2004. From October 2004 through February 2017, Mr. Peryar served as Vice President, General Counsel and Secretary of IAA. Prior to joining IAA, Mr. Peryar served as an attorney at Fairbank & Vincent. Mr. Peryar holds an MBA from Northwestern University’s Kellogg Graduate School of Management, a J.D. from Vanderbilt University School of Law and a bachelor’s degree from Auburn University.
Maju Abraham has served as Senior Vice President and Chief Information Officer for IAA since June 2019. He leads the company’s business technology strategy and development spanning from the company’s internal business intelligence platform to external client products and solutions. Mr. Abraham previously served as Vice President of Business Technology of IAA from September 2014 to June 2019. Mr. Abraham first joined IAA in July 2005 and held various other technology roles in the company until December 2010. From December 2010 through September 2014, Mr. Abraham served as Director of Business Technology at IAA. Prior to joining IAA, Mr. Abraham worked at Accubyte Inc. from August 2002 to July 2005 and Diamond InfoTech from 1996 to 2002. Mr. Abraham holds a bachelor’s degree in economics from Mahatma Gandhi University.

Delinquent Section 16(a) Reports
Our directors, executive officers, and beneficial owners of more than 10% of our common stock are required under Section 16(a) of the Exchange Act to file reports of ownership of our common stock and changes thereto with the SEC. Based solely on our review of those reports that have been electronically filed with the SEC during or with respect to fiscal 2022, and written representations by each of our directors and executive officers that a Form 5 was not required for fiscal 2022, we believe that all such reports required by Section 16(a) during fiscal 2022 were filed on a timely basis, with the exception of the Form 4 for Peter Kamin reporting an open market purchase of shares of our common stock on March 1, 2022, which was filed on March 4, 2022.

Code of Ethics
Our Board of Directors has adopted a Code of Ethics for Principal Executive and Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and such other persons who are designated by the Board of Directors. Our Board of Directors has also adopted a Code of Business Conduct and Ethics that applies to our employees, officers and directors, as well as temporary service works and independent contractors. The current version of the Code of Ethics for Principal Executive and Senior Financial Officers and the Code of Business Conduct and Ethics are each available on our website under the “Investor Relations” section at investors.iaai.com. To the extent required by rules adopted by the SEC and the NYSE, we intend to promptly disclose future amendments to certain provisions of the Code of Ethics for Principal Executive and Senior Financial Officers and the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the “Investor Relations” section of our website at investors.iaai.com.

Audit Committee
We have a standing Audit Committee of the Board of Directors. The Audit Committee currently consists of four directors: Mses. Gove and Jolliffe and Messrs. Bales and Kamin. The Board of Directors has determined that each director serving on the Audit Committee is independent under the applicable rules of the NYSE and the Exchange Act and that each of Mses. Gove and Jolliffe and Messrs. Bales and Kamin has been designated as an “audit committee financial expert” as that term is defined by the SEC.

Item 11. Executive Compensation

Compensation Discussion and Analysis
OVERVIEW

The following discussion and analysis of our compensation program for named executive officers should be read in conjunction with the tables and text elsewhere in this Annual Report on Form 10-K that describe the compensation awarded and paid to the named executive officers.

Named Executive Officers

Our named executive officers for the last completed fiscal year were (i) our Chief Executive Officer; (ii) our Chief Financial Officer; and (iii) each of the three other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year. Our named executive officers, whom we also refer to as our “NEOs,” are:

Name	Title
John W. Kett	President and Chief Executive Officer
Susan Healy	Executive Vice President and Chief Financial Officer
Tim O’Day	President, U.S. Operations
Sidney Peryar	Executive Vice President, Chief Legal Officer & Secretary
Maju Abraham	Senior Vice President and Chief Information Officer

 This Compensation Discussion and Analysis is organized into five sections:

●	Executive Summary (below)

●	Compensation Philosophy and Objectives

●	The Role of the Compensation Committee and the Executive Officers in Determining Executive Compensation

●	Elements Used to Achieve Compensation Philosophy and Objectives

●	Compensation Policies and Other Information

EXECUTIVE SUMMARY

The Compensation Committee believes that the 2022 compensation of our named executive officers is commensurate with IAA’s size, performance and profitability, the significant scope of their roles and responsibilities, and their strong values-driven leadership. Our executive compensation program is straightforward, consistent, and effective. While remaining true to our guiding principles and sound compensation policies and practices, our program also has the flexibility to incorporate feedback and evolving compensation practices that are important to us and our stockholders, such as the addition of key strategic business initiatives in our short-term cash incentive program.

This Compensation Discussion and Analysis explains the guiding principles, policies, and practices upon which our executive compensation program is based, and the compensation paid to our named executive officers for 2022.

Our Executive Compensation Practices are Aligned with Stockholders’ Interests

We adopted a compensation program structured to achieve a close connection between executive pay and Company performance.

WHAT WE DO
● Pay for performance: Our annual incentive program (the “AIP” or “Annual Incentive Program”) is 100% performance-based and our equity incentive program is heavily performance-based. Our annual long-term equity grants in 2022 consisted of at least 50% PRSUs.

● Independent compensation committee: All members of our Compensation Committee are independent under NYSE rules.

● Independent compensation consultant: The Compensation Committee retains its own independent compensation consultant to evaluate and review our executive compensation program and practices.

● Maximum payout caps: The Compensation Committee sets maximum amounts that may be payable for annual cash incentive compensation and PRSUs.

● Clawback policy for financial misconduct: Our clawback policy provides for the recovery and cancellation of incentive compensation of an executive officer in the event we are required to prepare an accounting restatement due to such executive officer’s intentional misconduct.

● Severance benefits for qualifying termination: Severance benefits for termination without a change-in-control are two times base salary and target bonus for the CEO and 1.5 times base salary and target bonus for the CFO, President, U.S. Operations, and CLO, and one times base salary and target bonus for other executive officers. Change in control severance benefits are three times sum of base salary and target bonus for the CEO and 2.5 times base salary and target bonus for the CFO, President, U.S. Operations, and CLO, and 1.5 times base salary and target bonus for other executive officers.

● “Double-trigger” vesting provisions in equity award agreements: For all IAA equity grants, accelerated vesting of assumed or replaced equity awards upon a change in control of the Company is only permitted if an executive experiences a qualifying termination of employment in connection with or following such change in control.

● Robust equity ownership requirements: We have stock ownership guidelines that are applicable to our executive officers. The stock ownership guideline for our CEO is five times his annual base salary, and the CEO currently holds greater than five times his annual base salary. The stock ownership guideline for our other named executive officers is three times their annual base salary. All executive officers are required to hold 50% of vested shares, net of taxes, until stock ownership guidelines are met.

WHAT WE DON’T DO

● Provide excessive perquisites: We provide a limited number of perquisites that are designed to attract and retain highly qualified executives.

● Maintain a defined benefit pension plan: We do not maintain a defined benefit pension plan for our executive officers.

● Allow hedging or pledging of the Company’s securities: We prohibit hedging, pledging and short sales of Company stock by our directors and executive officers.

● Reprice stock options: Stock option exercise prices are set equal to the grant date market price and cannot be repriced or discounted without stockholder approval.

COMPENSATION PHILOSOPHY AND OBJECTIVES

Our executive compensation program is structured to attract, motivate, and retain highly qualified leaders by rewarding them through a competitive and balanced offering. Our focus is on performance-based components that deliver results consistent with IAA’s success and ensuring their direct contributions to that success. We believe that executive compensation should be aligned to create a direct link between delivering performance and stockholder value.

The principal objectives of our executive compensation program are:

●	Be competitive in our compensation package, enabling us to attract and retain leadership and talent not only within our industry but comparing across parallel industries as well.

●	Link executive compensation with the achievement of short-term and long-term company objectives.

●	Align the interests of our executives with our stockholders by tying a significant portion of compensation to the Company’s financial performance.

●	Provide competitive upside opportunity without encouraging excessive risk-taking.

●	Ensure equal pay for equal work to attract and increase gender diversity and underrepresented minority groups in leadership roles.

We utilize the competitive range around the median compensation of companies in the compensation Peer Group as a starting point. Compensation decisions are determined by considering several critical factors, including experience level, tenure, sustained performance measures, and alignment with role specific requirements. The Compensation Committee does not rigidly adhere to a peer-based benchmarking strategy in setting compensation amounts for our named executive officers. Instead, the Peer Group compensation information is one of many data points considered by the Compensation Committee in making compensation decisions using its business judgment.

THE ROLE OF THE COMPENSATION COMMITTEE AND THE EXECUTIVE OFFICERS IN DETERMINING EXECUTIVE COMPENSATION

Composition of the Compensation Committee. The Compensation Committee of our Board is comprised of Ms. Jolliffe (Chair) and Messrs. Breslin and Kastner. Ms. Evans was a member of the Compensation Committee prior to her resignation from the board in June of 2022.

Role of the Compensation Committee. The Compensation Committee has primary responsibility for all compensation decisions relating to our named executive officers. The Compensation Committee reviews the aggregate level of our executive compensation, as well as the mix of elements used to compensate our named executive officers on an annual basis.

Compensation Committee’s Use of Peer Group and Survey Data. The Compensation Committee understands that most companies consider pay levels at comparably-sized peer companies when setting named executive officer compensation levels. With assistance from its independent compensation consultant, ClearBridge Compensation Group, the Compensation Committee has developed a meaningful comparator group for the Company.

In order to confirm competitiveness of compensation, the Compensation Committee uses a combination of (i) survey data from WTW and Mercer and (ii) proxy compensation data of a “proxy comparator group” in setting and adjusting compensation levels. In light of the lack of directly comparable companies for IAA’s business, companies in the proxy comparator group were selected based on (i) a focus on digital marketplace and auto-related fields (ii) similarly-sized revenue and market capitalization levels; (iii) comparable market growth, profitability and/or market valuation profiles; and (iv) companies with which IAA competes for executive talent.

Based on the recommendation of ClearBridge, the Compensation Committee selected the below proxy comparator group in 2022, for the purpose of making IAA compensation decisions. The proxy comparator group consists of the following 14 companies, which are the same companies included in our 2021 comparator group except that (1) CDK Global was removed because it was acquired during 2022, and (2) CCC Intelligent Solutions Holdings and Etsy were added to round out the peer group. The compensation paid by the comparator group disclosed in the IAA 2021 proxy statement was considered by the Compensation Committee in making 2022 compensation decisions. The below proxy group was approved by the Compensation Committee on May 4, 2022, and was used, and will be used, in making compensation decisions from that point forward.

2022 Proxy Comparator Group for IAA

CarGurus, Inc.	Dorman Products, Inc.	KAR Auction Services, Inc.
Cars.com Inc.	Etsy, Inc.	Ritchie Bros. Auctioneers Inc.
CCC Intelligent Solutions Holdings	Fair Isaac Corporation	Standard Motor Products, Inc.
Copart, Inc.	Groupon, Inc.	Vroom, Inc.
CoStar Group, Inc.	Herc Holdings Inc.

As described above, the Compensation Committee viewed the proxy comparator group and market data as an important guide, but not as the sole determinant in making its decisions regarding compensation levels.

Role of the Independent Compensation Consultant. Since our Separation from KAR Auction Services on June 28, 2019, the Compensation Committee has used ClearBridge as its independent compensation consultant. ClearBridge provided: (i) advice to the Compensation Committee with respect to the assessment of the Company’s executive compensation practices; (ii) advice regarding the evaluation of long-term incentive compensation practices; (iii) advice and guidance regarding the design of new long-term equity awards; (iv) advice regarding related compensation matters; (v) advice to the Compensation Committee with respect to annual and long-term incentive plan design; (vi) advice to the Compensation Committee on the terms of employment agreements and other employment arrangements for named executive officers; and (vii) guidance on the competitiveness of the executive officers’ elements of compensation. ClearBridge regularly attends Compensation Committee meetings and attends executive sessions as requested by the Chairman of the Compensation Committee. The Compensation Committee has reviewed the independence of ClearBridge in light of SEC rules and NYSE listing standards regarding compensation consultants and has concluded that the work of ClearBridge for the Compensation Committee does not raise any conflict of interest. All work performed by ClearBridge is and was subject to review and approval of the Compensation Committee, and ClearBridge does not perform services for us, except for executive and director compensation-related services on behalf of, and as instructed by, the Compensation Committee.

Role of the Executive Officers. Mr. Kett regularly participates in meetings of the Compensation Committee at which compensation actions involving our named executive officers are discussed. Mr. Kett assists the Compensation Committee by making recommendations regarding compensation actions for the executive officers other than himself. Mr. Kett recuses himself and does not participate in any portion of any meeting of the Compensation Committee at which his compensation is discussed.

Say On Pay Vote. In 2022, stockholders voted on the compensation of our NEOs (this vote is commonly referred to as a “say on pay” vote). At our 2022 annual meeting, approximately 95% of the votes cast supported our say-on-pay proposal. The Compensation Committee believes this high degree of stockholder support for our 2022 say-on-pay proposal, along with the similarly high level of support for our say-on-pay proposal in 2021, affirms stockholders’ support of our executive compensation program.

In our 2020 proxy statement, stockholders were asked to vote on how frequently we should conduct say on pay votes from that year forward (this vote is commonly referred to as a “say on pay frequency” vote). At our 2020 annual meeting, the stockholders cast a say on pay frequency vote for an annual basis so that our stockholders may annually express their views on our executive compensation program.

The Compensation Committee considers the outcome of stockholders’ votes on our executive compensation program when making future compensation decisions for the named executive officers.

ELEMENTS USED TO ACHIEVE COMPENSATION PHILOSOPHY AND OBJECTIVES

Elements of Executive Compensation Program Design

The following table lists the elements of compensation for our executive compensation program. The program uses a mix of fixed and variable compensation elements and provides alignment with both short- and long-term business goals through annual and long-term incentives. Our incentives are designed to drive overall corporate performance and business unit strategies that correlate to stockholder value and align with our strategic vision.

Fixed
Element	Key Characteristics	Why We Pay This Element	How We Determine Amount	2022 Decisions
Base salary	Fixed compensation component payable in cash. Reviewed annually and adjusted when appropriate.	Reward the named executive officers for their past performance and facilitate the attraction and retention of a skilled and experienced executive management team.	Company performance, individual performance, experience, job scope, tenure, review of competitive pay practices and base salary as a percentage of total compensation.	All named executive officers other than the CEO received a salary increase in 2022.

Variable
Element	Key Characteristics	Why We Pay This Element	How We Determine Amount	2022 Outcome
Annual cash incentive awards	Variable compensation component payable in cash based on performance against annually established targets.	Motivate and reward the successful achievement of pre-determined financial objectives at the Company.
Award opportunities are based on individual performance, experience, job scope and review of competitive pay practices.

Actual award payouts were based on achievement of 2022 Adjusted EBITDA for IAA (85% of total opportunity) and non-financial metrics including employee engagement, customer satisfaction and DE&I. (15% of total opportunity).
IAA’s Adjusted EBITDA and strategic objectives performance in 2022 resulted in a payout of 83% to 85% for our named executive officer annual cash incentive awards.
Performance-based restricted stock units (PRSUs) At least 50% of 2022 IAA annual long-term incentive award consists of PRSUs	PRSUs vest at the end of a three-year performance period.	Motivate and reward executives for performance on key long-term measures. Align the interests of executives with our stockholders’ interests and serve to retain executive talent.
Award opportunities are based on individual’s ability to impact future results, job scope, individual performance, and review of competitive pay practices.

2022 PRSU awards granted by IAA have three-year cliff vesting and are based on the three-year average ROIC performance and relative TSR through December 31, 2024.

PRSU awards made up at least 50% of the aggregate value of long-term incentives granted to the named executive officers in 2022.

IAA granted PRSUs to all named executive officers in 2022 and the Compensation Committee approved the grants.

IAA’s ROIC performance for the performance period ended in 2022 resulted in a payout of 114.7% of target PRSUs granted in 2020 for the named executive officers, as applicable.

Based on IAA’s actual performance for the performance period ended in 2022, the CEO’s Special PRSU award granted in 2020 did not payout.

Stock options
Stock options will only have value if the price of our common stock increases following the grant date.

Options vest ratably on each of the first three anniversaries of the grant date subject to the named executive officer’s continued employment with the Company.
		Motivate and reward executives for driving performance that creates stockholder value. Align the interests of executives with our stockholders’ interests and serve to retain executive talent.	Award opportunities are based on individual’s ability to impact future results, job scope, individual performance, and review of competitive pay practices.	IAA did not grant any stock options in 2022.
Restricted stock units (RSUs)	RSUs vest ratably on each of the first three anniversaries of the grant date subject to the named executive officer’s continued employment with the Company.	Align the interests of executives with our stockholders’ interests and serve to retain executive talent.	Awards based on individual’s ability to impact future results, job scope, individual performance, and review of competitive pay practices.	IAA granted RSUs to all the named executive officers in 2022 and the Compensation Committee approved the grants.

Compensation Structure and Goal Setting

Our executive compensation program is designed to deliver compensation in accordance with corporate performance with a large percentage of compensation at risk through long-term equity awards and annual cash incentive awards. These awards are linked to actual performance, consistent with our belief that a significant amount of executive compensation should be in the form of equity and that a greater percentage of compensation should be tied to performance for executives who bear higher levels of responsibility for our performance. The mix of target direct compensation awarded in 2022 for our CEO and the average of our other named executive officers is shown in the charts below. Approximately 86% of our CEO’s total target compensation, and approximately 69% of the average total target compensation of our other named executive officers, is at-risk, consisting of PRSUs, RSUs and an annual incentive bonus opportunity.

Base Salary

General. Annual salary levels for our named executive officers are based upon various factors, including the amount and relative percentage of total compensation that is derived from base salary when setting the compensation of our executive officers, Company performance, individual performance, experience, job scope and tenure. In view of the wide variety of factors considered by the Compensation Committee when determining the base salary of each of our named executive officers, the Compensation Committee has not attempted to rank or otherwise assign relative weights to the factors that it considers.

Base Salaries for 2022

In early 2022, the Compensation Committee reviewed the base salaries for each of our named executive officers for 2022. After considering multiple factors as noted above, the Compensation Committee approved the following base salaries for 2022, with an effective date of January 1, 2022. Mr. Kett did not receive any base salary increase for 2022, while each of our other named executive officers received modest base salary increases for 2022.

Name	Base Salary
John Kett	$735,000
Susan Healy	$510,000
Tim O’Day	$535,000
Sidney Peryar	$430,000
Maju Abraham	$345,000

Annual Cash Incentive Program

General. Named executive officers with greater job responsibilities have a significant proportion of their annual cash compensation tied to Company performance through their annual incentive opportunity.

The IAA, Inc. Annual Incentive Program. Under the IAA, Inc. Annual Incentive Program, which is part of the IAA, Inc. 2019 Omnibus Stock and Incentive Plan, as amended (the “2019 Equity Plan”), the grant of cash-based awards to eligible participants is contingent upon the achievement of certain pre-established corporate performance goals and, if applicable individual performance goals, as determined by the Compensation Committee.

Use of 2022 Adjusted EBITDA

The Compensation Committee determined to use “Adjusted EBITDA” as the primary relevant performance metric for determining awards under the Annual Incentive Program, compromising 85% of the total annual bonus amount. The Compensation Committee selected an EBITDA-based performance metric because the Committee believes that our EBITDA performance is an important driver of stockholder value.

“Adjusted EBITDA” is equal to EBITDA (earnings before interest expense, income taxes, depreciation and amortization) and excludes non-recurring items including but not limited to:

●	one-time transaction costs;

●	severance, restructuring and other retention expenses;

●	the net loss or gains associated with certain M&A, financing, and other transactions;

●	gains and losses related to foreign currency;

●	significant unbudgeted litigation costs;

●	significant unbudgeted catastrophe losses; and

●	any other non-recurring expenses and other significant unbudgeted items.

Use of 2022 Non-Financial Performance

In addition to Adjusted EBITDA, the Compensation Committee determined to also use certain non-financial objectives as performance metrics for determining awards under the Annual Incentive Program for fiscal 2022, comprising 15% of the total annual bonus amount. Specifically, the Compensation Committee approved the use of Customer Experience (“CX”), Employee Engagement, and Diversity, Equity and Inclusion (“DE&I”) objectives, each weighted equally at 5%. The Compensation Committee selected these three non-financial metrics because the Committee believes they are important metrics in support of IAA’s growth.

2022 Target Bonus Opportunities

Each named executive officer’s threshold, target and maximum bonus opportunities under the Annual Incentive Program were approved by our Compensation Committee at the beginning of 2022. In 2022, the annual incentive opportunity based on the achievement of 2022 Adjusted EBITDA and non-financial objectives for each named executive officer was as follows:

			Bonus Opportunity
Name	Base Salary	Threshold % of 2022	Target % of 2022	Superior % of 2022
		Base Salary	Base Salary	Base Salary

John Kett	$735,000	62.5	125	250
Susan Healy	$510,000	37.5	75	150
Tim O’Day	$535,000	37.5	75	150
Sidney Peryar	$430,000	32.5	65	130
Maju Abraham	$345,000	32.5	65	130
For each named executive above, the Threshold Bonus Opportunity is 50% of the target and the Superior Bonus Opportunity is 200% of target.

Performance Goals for the Annual Incentive Program

The Compensation Committee reviews the Company’s business plan approved by the Board and determines the level of performance required to receive threshold, target, and superior annual incentive payouts. The Compensation Committee established the performance objectives in amounts which it believed would increase stockholder value and be achievable given a sustained performance on the part of the named executive officers and which would require increasingly greater results to achieve the target and superior objectives. The Compensation Committee may decrease the potential payouts at each performance level if, in the discretion of the Compensation Committee, the circumstances warrant such an adjustment. In 2022, the Compensation Committee did not increase or decrease the formulaic payouts of any 2022 annual incentive program award.

2022 Performance Goals. The Compensation Committee approved the use of Adjusted EBITDA, weighting 85%, and three non-financial performance measures (Customer Experience (“CX”) Satisfaction, Employee Engagement, and Diversity, Equity and Inclusion (“DE&I”)), each weighted 5%, as the 2022 performance goals under our 2022 AIP.

The Compensation Committee approved a range of Adjusted EBITDA performance at the target level for 2022 in light of the continued uncertainty in IAA’s business and the market environment.

CX Satisfaction goals reflect our NPS (Net Promoter Score) rating, which measures the loyalty of customers to a company. NPS goals for 2022 were based on relative company performance over 2022 in the categories of (a) digital (business technology); (b) branch operations; (c) buyer services; and (d) IAA transport. The Compensation Committee set the 2022 NPS performance goals at levels that were challenging, but achievable and fair. NPS was considered by the Compensation Committee to be an important metric for IAA as it focuses our leaders on the overall customer experience, establishes clear expectations about performance, and increases the effort and ultimately performance in serving IAA customers.

Employee Engagement goals for 2022 were based on a comparative analysis of our year-over-year improvement or proof of engagement actions that are shown to improve in our annual Manager Pulse Engagement Survey scores between 2022 and 2023 or meet/exceed target of 4.0 score. The annual Manager Pulse Engagement Survey includes 19 questions that encompass Basic Needs, Manager Support, Growth, Teamwork, and Inclusion.  Leader scores are inclusive of entire team scores, or in other words not just direct reports but all hierarchy/span of control. Actual performance for Mr. Kett’s employee engagement metric is based on total IAA scores, while performance for each of our other NEOs is based on their individual scores.

The Compensation Committee determined that a portion of each of our NEOs AIP in 2022 should also be based on year-over-year improvement of each individual’s DE&I scorecard. DE&I scorecards measure achievement on initiatives focused on (a) talent acquisition and development and (b) mentoring and advocacy. In order to receive a payout under the DE&I portion of the AIP, there must be year-over-year improvement on each of our NEOs DE&I scorecard and demonstrated actions and solutions that drove year-over-year improvement.

The chart which follows provides the 2022 Adjusted EBITDA and non-financial performance goals established by the Compensation Committee for 2022 as well as the performance achieved (dollars in millions).

	Weighting as Percentage of Target Award	Threshold	Target	Superior	Achieved Results	Percentage of Target Award Earned
Adjusted EBITDA	85%	$486	$583-$607	$729	$542	67.15%
CX Satisfaction	5%	38	40	42	40	5%
Employee Engagement	5%	3.75	4.0	4.5	(1)	(1)
DE&I	5%	NA	Successful	NA	Successful(2)	5%

(1)    Based on results from our annual Manager Pulse Engagement Survey. See below for achieved results and percentage of target award for each of our NEOs:

Name	Achieved Results	Percentage of Target Award Earned
John Kett	4.13	6.3%
Susan Healy	4.22	7.2%
Tim O’Day	4.28	7.8%
Sidney Peryar	4.28	7.8%
Maju Abraham	4.24	7.4%

(2)    After a review of each NEOs DE&I scorecard based on factors listed above, the Compensation Committee determined that Messrs. Kett, O’Day, Peryar and Abraham and Ms. Healy were each successful in meeting their DE&I objectives in 2022.

2022 Annual Incentive Program Payouts. Under the Annual Incentive Program, threshold performance objectives must be met for any payout to occur. Payouts can range from 50% of target awards for performance at threshold up to a maximum of 200% of target awards for superior performance or no payout if performance is below threshold. The table below shows the annual incentive opportunities for our named executive officers for 2022. Because IAA achieved at least the threshold level of performance in 2022, each of our named executive officers was eligible to receive an award under the Annual Incentive Program in 2022, which amounts are set forth in the “Summary Compensation Table for 2022” below. Based on the Company’s performance during 2022, our named executive officers earned the percentages and corresponding payout amounts of their target annual incentive awards as set forth below based on the following formula:

Target Annual Incentive Award x Percentage of Target Award Earned = 2022 Payout

Name	Target Incentive Award	Percentage of Target AIP Award Earned	2022 Payout
John Kett	$918,750	83.45%	$766,696
Susan Healy	$382,500	84.35%	$322,639
Tim O’Day	$401,250	84.95%	$340,862
Sidney Peryar	$279,500	84.95%	$237,435
Maju Abraham	$224,250	84.55%	$189,603

As described below, a portion of these earned bonuses were paid in December of 2022 to mitigate the potential impact of Section 280G of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Long-Term Incentive Program

Provided below is a summary of the Compensation Committee’s decisions with respect to long-term incentive awards granted to our NEOs in 2022. The Company provides long-term incentive compensation opportunities in the form of PRSUs and RSUs, each described below:

2022 Performance-Based RSU Awards

The 2022 PRSUs granted by IAA to the named executive officers in 2022 have a three-year performance period. The Compensation Committee determined to use Adjusted ROIC (75%) and Relative Total Shareholder Return “TSR” (25%) targets to measure performance for the 2022 PRSUs because it believes both measures encourage long-term profitability of the Company and will lead to increases in stockholder value. IAA’s Relative TSR is defined as the change in Company stock price plus dividends reinvested and measured over a three-year period against the members of the S&P Midcap 400 Industrials Index as constituted at the beginning of the performance period. Adjusted ROIC shall mean the Company’s average return on invested capital during the performance period expressed as a percentage equal to (i) the Company’s net operating profit after taxes for each fiscal year in the performance period, divided by (ii) the sum of total long-term debt and stockholders’ equity, averaged for four quarters for each fiscal year in the performance period. In calculating Adjusted ROIC, the Compensation Committee shall make adjustments to eliminate the impact of significant unplanned transactions or events, including but not limited to:

●	Significant unplanned acquisitions and divestures (the impact of such event will be eliminated for a one-year period following the event)

●	Significant unplanned changes to tax rates or other regulatory changes that may impact the business

●	Significant unplanned purchases of land and lease buyouts

●	Other significant unplanned events that impact net operating profit after taxes or invested capital

The percentage of the target PRSUs eligible to become vested will be: 0% for below threshold performance, 50% for threshold performance, 100% for target performance and up to 200% for achieving the superior performance level or higher. Linear interpolation will be used to calculate the percentage of PRSUs eligible to become vested if performance falls between the levels described above. We believe the target adjusted ROIC and relative TSR performance levels are reasonably attainable if we successfully execute our strategy and continue to grow our business during the three-year performance period, while achievement of the maximum performance level will require outperformance.

2022 Time-Based RSU Awards

The RSUs granted to the named executive officers in 2022 will each vest and convert into shares of common stock of IAA in substantially equal installments on each of the first three anniversaries of the grant date, subject to the named executive officer’s continued employment with the Company through each such anniversary. RSUs provide a retentive value for the executives, while also directly aligning with the interests of our stockholders, given that the value increases and decreases with changes to our stock price.

2022 Stock Option Awards

The Compensation Committee did not grant any options to the executives in 2022.

2020 Performance-Based RSU Awards

On February 20, 2020 the Compensation Committee granted PRSU awards to Messrs. Kett, O’Day, Peryar and Abraham. Ms. Healy was not an executive of IAA at that time and therefore did not receive a 2020 PRSU award. The 2020 PRSUs were based on IAA’s Adjusted ROIC performance over the three-year period ended on December 31, 2022 at threshold, target and superior performance levels shown in the table below. The percentage of the target PRSUs eligible to vest is: 0% for below threshold performance, 50% for threshold performance, 100% for target performance and up to 200% for achieving the superior performance level or higher. Linear interpolation is used to calculate the percentage of PRSUs eligible to vest if performance falls between the levels described above.

In February 2023, the Compensation Committee determined the Company’s 3-year Adjusted ROIC performance was achieved at 27.1%, and, accordingly, determined the number of PRSUs actually earned based on the Company’s performance relative to the performance goals established by the Committee for the 2020 PRSU. Adjusted ROIC was calculated as the Company’s average return on invested capital during the performance period expressed as a percentage equal to (i) the Company’s net operating profit after taxes for each fiscal year in the performance period, divided by (ii) the sum of total long-term debt and shareholders’ equity, averaged for four quarters for each fiscal year in the performance period. In determining Adjusted ROIC performance for the 2020 PRSU awards, and in accordance with the pre-determined exceptions list previously approved by the Compensation Committee, the Compensation Committee approved an adjustment for unplanned land purchases to eliminate the impact of significant unplanned transactions or events.

The number of shares earned upon vesting of the PRSUs was determined in accordance with the performance and payout schedule described in the table below. For 2020 PRSUs, IAA achieved 102.9% of the Adjusted ROIC target goal, which resulted in final PRSUs eligible to vest at 114.7% of target PRSUs.

	Threshold (50% Payout)	Target (100% Payout)	Superior (200% Payout)	Achieved Results	Percent of Target Award Vested
3-Year Adjusted ROIC	23.0%	26.3%	31.6%	27.1%	114.7%

The table below sets forth the number of 2020 PRSUs earned for each of our eligible named executive officers based on actual performance achieved.

Name	Threshold Number of 2020 PRSUs	Target Number of 2020 PRSUs	Maximum Number of 2020 PRSUs	Actual Number of 2020 PRSUs Vested Based on Performance
John Kett	13,171	26,342	52,684	30,214
Tim O’Day	3,742	7,484	14,968	8,584
Sidney Peryar	2,245	4,490	8,980	5,150
Maju Abraham	1,572	3,143	6,286	3,605

2020 CEO Special Grant

There was no payout under Mr. Kett’s 2020 special incentive PRSUs granted in February 2020, as the performance measures established at the time of grant (i.e., total market share and Adjusted EBITDAR Margin) were not achieved.

Retirement, Health and Other Welfare Benefits

We offer a variety of health and welfare and retirement programs to all eligible employees, including our named executive officers. As with all Company employees, our named executive officers are eligible to receive 401(k) employer matching contributions equal to 100% of the first 4% of compensation contributed by the named executive officer. The health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. Our health and welfare programs include medical, dental, vision, pharmacy, life, accidental death and dismemberment, short-term and long-term disability insurance. We also provide travel insurance to all employees who travel for business purposes.

We also maintain an employee stock purchase plan (“ESPP”), where eligible employees, including our named executive officers, can purchase our stock at a discount via payroll withholdings. The ESPP is administered through individual participation in discrete offering periods. During each discrete offering period, participant funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The ESPP was suspended on December 1, 2022 and no current offering periods currently remain in effect.

We also provide certain enhanced retirement vesting of equity-incentive awards as described in “Potential Payments Upon Termination in Change for Control Table.”

Perquisites

The Company provides the named executive officers a limited number of perquisites that the Compensation Committee believes are reasonable and consistent with the objective of attracting and retaining highly qualified executive officers. The perquisites which are currently available to certain of our named executive officers include an automobile allowance or use of a Company-owned automobile, an allowance for executive physicals, Company-paid group term life insurance premiums, identity theft and relocation benefits under the Company’s mobility program. Please see footnote 4 to the “Summary Compensation Table for 2022” below for more information regarding perquisites.

Treatment of Compensation in Pending Mergers

On November 7, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (as amended or otherwise modified from time to time, the “Merger Agreement”) with Ritchie Bros. Auctioneers Incorporated, a company organized under the federal laws of Canada (“RBA”), Ritchie Bros. Holdings Inc., a Washington corporation and a direct and indirect wholly owned subsidiary of RBA (“US Holdings”), Impala Merger Sub I, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of US Holdings (“Merger Sub 1”), and Impala Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of US Holdings (“Merger Sub 2”), providing for RBA’s acquisition of the Company. Upon the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub 1 will be merged with and into the Company (the “First Merger”), with the Company surviving as an indirect wholly owned subsidiary of RBA and a direct wholly owned subsidiary of US Holdings (the “Surviving Corporation”), and (ii) immediately following the consummation of the First Merger, the Surviving Corporation will be merged with and into Merger Sub 2 (together with the First Merger, the “Mergers”), with Merger Sub 2 surviving as a direct wholly owned subsidiary of US Holdings.

In connection with the Mergers, and to mitigate the potential impact of Section 280G of the Internal Revenue Code, we accelerated into fiscal year 2022 the payment of annual bonus amounts in respect of fiscal year 2022 for certain of our named executive officers in December 2022 as follows: $658,193 for Mr. Kett, $287,456 for Mr. O’Day, $274,023 for Ms. Healy, and $200,234 for Mr. Peryar. In addition, in February 2023, we granted transaction bonus awards to our named executive officers (other than Mr. Kett) in the following amounts: $250,000 for Ms. Healy, $250,000 for Mr. Peryar, $175,000 for Mr. O’Day, and $100,000 for Mr. Abraham. Bonuses payable under the transaction bonus program will become payable on the date of the closing of the Mergers, subject to the applicable employee’s continued employment through such date and will be paid no later than 30 days following the date of the closing of the Mergers. For additional information with respect to these compensation actions, and information regarding the treatment of our named executive officers’ equity awards in the Mergers and certain other compensation and benefits that our named executive officers are eligible to receive in connection with the Mergers, see the section titled “Interests of IAA Directors and Executive Officers in the Mergers” and the other disclosures in our definitive proxy statement, dated February 1, 2023 (the “Proxy Statement”), filed with the Securities and Exchange Commission on February 1, 2023. The Proxy Statement is not incorporated into or part of this Annual Report.

COMPENSATION POLICIES AND OTHER INFORMATION

Employment Agreements

We have entered into employment agreements with each of our named executive officers. For Messrs. Kett, O’Day, Peryar and Abraham, the material terms of their employment agreements were approved by our Compensation Committee in August 2019 and were intended to retain our leadership team following our Separation from KAR. Ms. Healy joined the Company on September 1, 2021 and the terms of her employment agreement are consistent with the rest of our named executive officers.

●	Cash severance benefits upon a qualifying termination not in connection with a change in control under the employment agreements are two times sum of base salary and target bonus for Mr. Kett and 1.5 times sum of base salary and target bonus for all other named executive officers other than Mr. Abraham, whose severance benefits equal one times sum of base salary and target bonus.

●	Cash severance benefits upon a qualifying termination in connection with a change in control are three times sum of base salary and target bonus for Mr. Kett and 2.5 times sum of base salary and target bonus for the other named executive officers other than Mr. Abraham, whose change in control severance benefits equal 1.5 times sum of base salary and target bonus.

●	Pro-Rata Bonus may be paid that would have otherwise been paid to the named executive officer had his/her employment not been terminated with respect to the 2022 calendar year. This bonus would be multiplied by a fraction of the number of days the executive was employed during the 2022 calendar year divided by the total number of days in the 2022 calendar year. The Pro-Rata Bonus shall be paid to the executive at the same time we pay bonuses with respect to the 2022 calendar year.

●	Continued benefits under our medical plans may be provided by us in the event the named executive officer elects continued coverage as in effect immediately prior to the separation date. We will pay the employee portion of the premiums charged to continue coverage for a period of up to 18 months (or 12 months in the case of Mr. Abraham).

●	No named executive officer is entitled to receive a “gross-up” or similar payment for any excise taxes that may become payable in connection with a change in control pursuant to Sections 280G and 4999 of the Internal Revenue Code, and, depending on what results in the best after-tax benefit for the executive, benefits may be “cut back” instead in such circumstances.

A further description of these agreements can be found in the section titled “Potential Payments Upon Termination or Change in Control—Employment Agreements with Named Executive Officers.”

Tax and Accounting Considerations

Section 162(m). Section 162(m) of the Internal Revenue Code generally prohibits a publicly held company from deducting compensation paid to a current or former NEO that exceeds $1.0 million during the tax year. Certain awards granted before November 2, 2017 that were based upon attaining pre-established performance measures that were set by an independent compensation committee under a plan approved by stockholders, as well as amounts payable to former executives pursuant to a written binding contract that was in effect on November 2, 2017, may qualify for an exception to the $1.0 million deductibility limit.

As one of the factors in its consideration of compensation matters, the Compensation Committee notes this deductibility limitation. However, the Compensation Committee has the flexibility to take any compensation-related actions that it determines are in the best interests of IAA and our stockholders, including awarding compensation that may not be deductible for tax purposes. There can be no assurance that any compensation will in fact be deductible as a result of the limitations under Section 162(m).

Accounting for Stock-Based Compensation. We account for stock-based compensation in accordance with the requirements of ASC 718.

Clawback Policy for Financial Restatements. The Company’s clawback policy provides for the recovery of incentive compensation in the event the Company is required to prepare an accounting restatement due to any current or former executive officer’s intentional misconduct. In such an event, the executive officer would be required to repay to the Company the excess amount of incentive compensation received under the inaccurate financial statement. The Company intends to revise this policy as needed to comply with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act when such requirements become effective.

Insider Trading Policy

Our insider trading policy expressly prohibits:

●	ownership of margin securities;

●	trading in options, warrants, puts, and calls or similar instruments on the Company’s securities; and

●	selling the Company’s securities “short.”

We also prohibit officers, directors, and employees from:

●	pledging the Company’s securities as collateral for loans; and

●	purchasing or selling the Company’s securities while in possession of material, non-public information, or otherwise using such information for their personal benefit.

Our executives and directors are permitted to enter into trading plans that are intended to comply with the requirements of Rule 10b5-1 of the Exchange Act so that they can prudently diversify their asset portfolios and exercise their stock options before their scheduled expiration dates.

Anti-Hedging Policy

In addition to the Company’s existing anti-pledging of Company stock policy, the Company adopted a formal anti-hedging of Company stock policy, which prohibits our officers and directors from engaging in certain forms of hedging or monetization transactions with respect to the Company’s stock, such as prepaid variable forward contracts, equity swaps, collars, and exchange funds.

Stock Ownership Guidelines and Stock Holding Requirement

The Compensation Committee adopted the following stock ownership guidelines which are applicable to our named executive officers:

Title	Stock Ownership Guideline
CEO	5 times annual base salary
Other Named Executive Officers	3 times annual base salary

The named executive officers must hold 50% of the vested shares, net of taxes, of Company stock received under awards granted on or after January 1, 2019 until ownership guidelines are met, and the ownership guideline must be met within five years. Mr. Kett and Mr. Peryar own shares in excess of the stock ownership guidelines and the other named executive officers currently are working towards compliance.

Compensation Committee Report
The Compensation Committee has reviewed the Compensation Discussion and Analysis for executive compensation for 2022 and discussed that analysis with management. Based on its review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K. This report is submitted by Lynn Jolliffe, William (Bill) Breslin) and Olaf Kastner.
Compensation Committee: Lynn Jolliffe (Chair), William (Bill) Breslin and Olaf Kastner

Compensation Committee Interlocks and Insider Participation
During fiscal year 2022, Ms. Jolliffe and Messrs. Breslin and Kastner served as members of the Compensation Committee. None of our executive officers serve, in in fiscal year 2022 served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee. None of the individuals serving as members of the Compensation Committee during fiscal year 2022 are now or were previously an officer or employee of the Company or its subsidiaries.

Analysis of Risk in the Company’s Compensation Structure
The Compensation Committee considers the potential risks in our business when designing and administering the Company’s pay program, and the Compensation Committee believes its balanced approach to performance measurement and pay delivery works to avoid misaligned incentives for individuals to undertake excessive or inappropriate risk. Further, program administration is subject to considerable internal controls, and when determining the principal outcomes—performance assessments and pay decisions—the Compensation Committee relies on principles of sound governance and good business judgment. In addition, annual incentive awards and long-term incentive awards granted to executives are tied to corporate performance goals. These metrics encourage performance that supports the business as a whole. The executive awards, as well as all employee annual incentive awards for 2022, include a maximum payout opportunity equal to 200% of target for annual incentive awards and for long-term PRSUs. Other compensation structures below the executive level are tied to similar objectives and have similar design elements.

Our executives are also expected to meet share ownership guidelines in order to align the executives’ interests with those of our stockholders. Additionally, the Company’s clawback policy permits the Company to recover incentive compensation paid to an executive officer if the compensation resulted from any financial result or metric impacted by the executive officer’s intentional misconduct. This policy helps to discourage inappropriate risks, as executives will be held accountable for misconduct which is harmful to the Company’s financial and reputational health.
The Compensation Committee has concluded that the Company’s compensation programs (i) do not include elements that have the potential to encourage excessive risk-taking; or (ii) have implemented features, steps and controls that are designed to limit risks of our compensation arrangements. The Compensation Committee has concluded that the Company has a balanced pay and performance program that does not encourage excessive risk-taking that is reasonably likely to have a material adverse effect on the Company.
Summary Compensation Table for 2022

Name and	Year	Salary	Bonus	Stock	Option	Non-Equity	All Other	Total
Principal Position				Awards(1)	Awards(2)	Incentive Plan	Compensation(4)
						Compensation(3)
John Kett	2022	$735,000	-	$3,722,849	-	$766,697	$31,375	$5,255,921

President and Chief	2021	$735,000	-	$2,699,990	-	$1,522,276	$33,637	$4,990,903
Executive Officer	2020	$668,769	-	$3,200,003	-	$411,950	$33,315	$4,314,037
Susan Healy	2022	$509,808	-	$819,978	-	$322,639	$20,672	$1,673,097
Executive Vice President	2021	$159,615	-	$499,880	-	$188,904	$106,661	$955,060
and Chief Financial Officer

Tim O’Day	2022	$534,711	-	$1,069,939	-	$340,862	$31,375	$1,976,887
President, U.S. Operations	2021	$520,000	-	$975,024	-	$630,805	$33,637	$2,159,466
	2020	$493,692	-	$750,005	-	$176,550	$28,893	$1,449,140
Sidney Peryar	2022	$429,808	-	$599,936	-	$237,435	$86,954	$1,354,133
Executive Vice President,	2021	$420,000	-	$524,978	-	$473,873	$26,775	$1,445,626
Chief Legal Officer & Secretary	2020	$396,000	-	$450,012	-	$122,408	$30,534	$998,954
Maju Abraham	2022	$344,615	-	$474,933	-	$189,603	$28,833	$1,037,984
Senior Vice President, and	2021	$325,000	-	$374,985	-	$334,635	$28,365	$1,062,985
Chief Information Officer	2020	$297,000	-	$315,004	-	$84,744	$28,038	$724,786

(1)    The amounts reported in this column for 2022 represent the grant date fair value of RSUs and PRSUs granted on March 28, 2022, computed in accordance with ASC 718. The reported award values in this column have been determined using the assumptions described in Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K. For 2022 PRSUs, the amounts reported are based on the probable outcome of the performance conditions as determined on the grant date. If we achieved the highest level of performance under the 2022 PRSUs, the grant date fair value of the PRSUs would be as follows: Mr. Kett ($4,485,760); Ms. Healy ($819,989); Mr. O’Day ($1,069,891); Mr. Peryar ($599,919); and Mr. Abraham ($474,922).
(2)    IAA did not grant any stock options in 2022.
(3)    The amount to be to the named executive officer under the Annual Incentive Program, which is governed by the 2019 Omnibus Stock and Incentive Plan (the “2019 Equity Plan”). Of the amounts displayed in the table, the following was paid on December 23, 2022: Mr. Kett = $658,193; Ms. Healy = $274,023; Mr. O'Day = $287,455; Mr. Peryar = $200,233. The remaining amounts are scheduled to be paid in March 2023.

(4)    The amounts reported for 2022 consist of the following:
a.    Automobile allowance: Messrs. Kett, O’Day, Peryar, and Ms. Healy – $18,000; and Mr. Abraham – $15,600;
b.    401(k) matching contributions: Messrs. Kett, O’Day, and Abraham – $12,200; Ms. Healy – $1,569; and Mr. Peryar – $11,589 (plus a 2021 plan true-up of $1,262 paid in 2022);
c.    Company-paid group term life insurance premiums: Messrs. Kett, O'Day, Peryar, and Ms. Healy – $1,008; and Mr. Abraham – $866;
d.    Identity Theft Protection Premiums: Messrs. Kett, O’Day, and Abraham – $167; and Mr. Peryar and Ms. Healy - $95
e.    Mr. Peryar also received $55,000 for the cancellation of a personal event due to the Mergers.
f.    None of the executives used the executive physical benefit.

Grants of plan-based awards for 2022
The following table summarizes the payouts which our named executive officers could or may have received upon the achievement of certain performance objectives under the Annual Incentive Program and the grants of PRSUs and RSUs made to our named executive officers during 2022. Awards granted by IAA were made under our 2019 Equity Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)			(j)
											Grant Date
								Number of			Fair Value
								Securities			of Stock
								Underlying	Number of	Exercise	and Option
Name	Grant Date	Threshold(1)	Target(1)	Maximum(1)	Threshold(2)	Target(2)	Maximum(2)	RSU(3)	Options	Price	Awards(4)
John Kett	—	$459,375	$918,750	$1,837,500
	3/28/2022							38,571			$1,479,969
	3/28/2022				21,696	43,393	86,786				$1,664,989
	3/28/2022				7,530	15,061 (TSR)	30,122				$577,890
Susan Healy	—	$191,250	$382,500	$765,000
	3/28/2022							10,685			$409,983
	3/28/2022				4,007	8,014	16,028				$307,497
	3/28/2022				1,215	2,430 (TSR)	4,860				$102,497
Tim O’Day	—	$200,625	$401,250	$802,500
	3/28/2022							13,943			$534,992
	3/28/2022				5,228	10,457	20,914				$401,235
	3/28/2022				1,585	3,170 (TSR)	6,340				$133,710
Sidney Peryar	—	$139,750	$279,500	$559,000
	3/28/2022							7,818			$299,976
	3/28/2022				2,931	5,863	11,726				$224,963
	3/28/2022				889	1,778 (TSR)	3,556				$74,996
Maju Abraham	—	$112,125	$224,250	$448,500
	3/28/2022							6,189			$237,471
	3/28/2022				2,321	4,642	9,284				$178,113
	3/28/2022				703	1,407 (TSR)	2,814				$59,347

1.	Columns (c), (d) and (e) include the potential awards for performance at the threshold, target and maximum (“superior”) levels, respectively, under the Annual Incentive Program. Amounts reported above reflect each executive’s original incentive opportunity that was approved at the start of 2022. See “Compensation Discussion and Analysis—Elements Used to Achieve Compensation Philosophy and Objectives—Annual Cash Incentive Program” for further information on the terms of the Annual Incentive Program.

2.	Columns (f), (g) and (h) include the payout ranges for the PRSUs granted in 2022, which are 50% for threshold, 100% for target, and 200% for maximum.

3.	Column (i) includes the number of RSUs granted in 2022.

4.	The amounts reported in this column represent the grant date fair value of awards granted on March 28, 2022 for the RSUs and PRSUs, computed in accordance with ASC 718 (for PRSUs, grant date fair value is based on the probable outcome of the performance conditions on the grant date).

Additional information concerning our cash and equity incentive awards and plans may be found in the sections titled “Compensation Discussion and Analysis—Elements Used to Achieve Compensation Philosophy and Objectives—Annual Cash Incentive Program” and “Long-Term Incentive Opportunities,” respectively.

Outstanding equity awards at Fiscal Year-End 2022
The following table presents information regarding the outstanding equity awards held by our named executive officers on January 1, 2023. This table includes both awards originally granted by KAR prior to the Separation and awards granted by IAA after the Separation. However, this table only includes awards with respect to shares of IAA common stock, and does not represent the portion of any award that was converted in the Separation to cover shares of KAR common stock.

Option Awards	Stock Awards

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
							Equity Incentive	Equity Incentive
	Number of	Number of					Plan Awards:	Plan Awards:
	Securities	Securities					Number of	Market or Payout
	Underlying	Underlying			Number of	Market Value of	Unearned Shares,	Value of Unearned
	Unexercised	Unexercised	Option	Option	Shares or Units	Shares or Units of	Units or Other	Shares, Units or
	Options	Options	Exercise	Expiration	of Stock That	Stock That Have	Rights That Have	Other Rights That
Name	Exercisable	Unexercisable	Price	Date	Have Not Vested	Not Vested	Not Vested	Have Not Vested
John Kett					38,571(1)	$1,542,840(1)
	41,914(2)	-	$46.97	7/29/2029
					6,105(4)	$244,2004)	20,812(5)	$832,480(5)
							26,342(6)	$1,053,680(6)
					11,302(7)	$452,080(7)
							25,982(8)	$1,039,280(8)
							43,393(11)	$1,735,720(11)
							15,061(12)	$602,440(12)
Susan Healy					5,873(9)	$234,920(9)	2,072(10)	$82,880(10)
					10,685(1)	$427,400(1)
							8,014(11)	$320,560(11)
							2,430(12)	$97,200(12)
Tim O’Day					13,943(1)	$557,720(1)
	33,811(2)	-	$46.97	7/29/2029
					2,602(4)	$104,080(4)
							7,484(6)	$299,360(6)
					5,102(7)	$204,080(7)
							7,819(8)	$312,760(8)

							10,457(11)	$418,280(11)
							3,170(12)	$126,800(12)
Sidney Peryar					7,818(1)	$312,720(1)
	20,917(2)	-	$46.97	7/29/2029
					1,561(4)	$62,440(4)
							4,490(6)	$179,600(6)
					2,747(7)	$109,880(7)
							4,210(8)	$168,400(8)
							5,863(11)	$234,520(11)
							1,778(12)	$71,120(12)
Maju Abraham					6,189(1)	$247,560(1)
	15,979(2)	-	$46.97	7/29/2029
					1,093(4)	$43,720(4)
							3,143(6)	$125,720(6)
					1,962(7)	$78,480(7)
							3,007(8)	$120,280(8)
							4,642(11)	$185,680(11)
							1,407(12)	$56,280(12)

1.	The total amounts and values in columns (f) and (g) equal the total number of RSUs granted on March 28, 2022 that vest ratably on each of the first three anniversaries of the grant date subject to the named executive officer’s continued employment with the Company through each such anniversary, multiplied by the market price of Company common stock at the close of the last trading day in 2022, which was $40.00 per share.

2.	The stock options in column (b) were granted on July 29, 2019 and have vested and are exercisable.

3.	The stock options in column (c) were granted on July 29, 2019 and remain subject to vesting over the three-year period following the grant date of 7/29/2019.

4.	The total amounts and values in columns (f) and (g) equal the total number of RSUs granted on February 5, 2020 that vest ratably on each of the first three anniversaries of the grant date subject to the named executive officer’s continued employment with the Company through each such anniversary, multiplied by the market price of Company common stock at the close of the last trading day in 2022, which was $40.00 per share.

5.	The total amounts and values in columns (h) and (i) equal the total number of PRSUs granted on February 5, 2020 that have a three-year performance period. The performance period ended on December 31, 2022.

6.	The total amounts and values in columns (h) and (i) equal the total number of PRSUs granted on February 20, 2020 that have a three-year performance period. The performance period will end on December 31, 2022.

7.	The total amounts and values in columns (f) and (g) equal the total number of RSUs granted on February 10, 2021 that vest ratably on each of the first three anniversaries of the grant date subject to the named executive officer’s continued employment with the Company through each such anniversary, multiplied by the market price of Company common stock at the close of the last trading day in 2022, which was $40.00 per share.

8.	The total amounts and values in columns (h) and (i) equal the total number of PRSUs granted on February 11, 2021 that have a three-year performance period. The performance period will end on December 31, 2023.

9.	The total amounts and values in columns (f) and (g) equal the total number of RSUs granted on October 28, 2021, of which 2,072 will vest ratably on each of the first three anniversaries of the grant date and of which 4,491 shall vest in one-half (½) increments on each of the 2nd and 3rd anniversaries of the grant date (no RSUs shall vest on the 1st anniversary of the grant date) subject to the named executive officer’s continued employment with the Company through each such anniversary, multiplied by the market price of Company common stock at the close of the last trading day in 2022, which was $40.00 per share.

10.	The total amounts and values in columns (h) and (i) equal the total number of PRSUs granted on October 28, 2021 that have a three-year performance period. The performance period will end on December 31, 2023.

11.	The total amounts and values in columns (h) and (i) equal the total number of PRSUs granted on March 28, 2022 that have a three-year performance period. The performance period will end on December 31, 2024.

12.	The total amounts and values in columns (h) and (i) equal the total number of PRSUs (TSR) granted on March 28, 2022 that have a three-year performance period. The performance period will end on December 31, 2024.

Option Exercises and Stock Vested During Fiscal Year 2022
The following table presents information regarding the exercise of stock options during 2022 and the vesting during 2022 of stock awards granted to the named executive officers. This table includes the vesting of both awards originally granted by KAR prior to the Separation and awards granted by IAA after the Separation.

		Option Awards			Stock Awards

(a)	(b)		(c)	(d)		(e)
Name	Number of Shares Acquired on Exercise		Value Realized on Exercise(1)	Number of Shares Acquired on Vesting(2)		Value Realized on Vesting(2)
John Kett	—		—	18,010		$669,528
Susan Healy	—		—	690		$26,682
Tim O’Day	—		—	7,031		$290,057
Sidney Peryar	—		—	4,064		$167,355
Maju Abraham	—		—	2,852		$118,815

1.	The value realized on exercise is determined by multiplying (i) the number of options exercised by (ii) the excess of the market price of our common stock on the exercise date over the exercise price of the option.

2.	The value realized on vesting is determined by multiplying the number of RSUs and PRSUs that vested during 2022 by the market price of our common stock on the respective vesting dates.

Potential Payments Upon Termination or Change in Control Table
The amounts in the table below assume that the termination and/or change in control, as applicable, was effective as of January 1, 2023, the last business day of the prior fiscal year. The table is merely an illustrative example of the impact of a hypothetical termination of employment or change in control. The amounts that would actually be paid upon a termination of employment can only be determined at the time of such termination, based on the facts and circumstances then prevailing.

Name	Triggering Event	Cash Severance	Non-Equity Incentive Pay(1)	Stock Options(2)	PRSUs(3)	RSUs(4)	Excise Tax Gross-Up(5)	Life Insurance(6)	Total
John Kett	Death	$44,323(9)	$766,697	$0	$5,263,600	$2,239,120	—	$800,000	$9,113,740
	Disability(7)	$44,323(9)	$766,697	$0	$5,263,600	$2,239,120	—	—	$8,313,740
	Retirement(8)	—	—	—	—	—	—	—	—
	Voluntary / for Cause	—	—	—	—	—	—	—	—
	Termination w/o Cause or for Good Reason	$3,351,823(10)	$766,697	—	$4,137,787	—	—	—	$8,256,307
	CIC (single trigger)	—	—	—	—	—	—	—	—
	Termination after CIC (double trigger)	$5,005,573(10)	$766,697	$0	$5,263,600	$2,239,120	—	—	$13,274,990
Susan Healy	Death	$14,483(9)	$322,639	$0	$500,640	$662,320	—	$800,000	$2,300,082
	Disability(7)	$14,483(9)	$322,639	$0	$500,640	$662,320	—	—	$1,500,082
	Retirement(8)	—	—	—	—	—	—	—	—
	Voluntary / for Cause	—	—	—	—	—	—	—	—
	Termination w/o Cause or for Good Reason	$1,353,233(10)	$322,639	—	$194,507	—	—	—	$1,870,379
	CIC (single trigger)	—	—	—	—	—	—	—	—
	Termination after CIC (double trigger)	$2,245,733(10)	$322,639	$0	$500,640	$662,320	—	—	$3,731,332

Tim O’Day	Death	$44,323(9)	$340,862	$0	$1,157,200	$865,880	—	$800,000	$3,208,265
	Disability(7)	$44,323(9)	$340,862	$0	$1,157,200	$865,880	—	—	$2,408,265
	Retirement(8)	—	—	—	—	—	—	—	—
	Voluntary / for Cause	—	—	—	—	—	—	—	—
	Termination w/o Cause or for Good Reason	$1,448,698(10)	$340,862	—	$689,560	—	—	—	$2,479,120
	CIC (single trigger)	—	—	—	—	—	—	—	—
	Termination after CIC (double trigger)	$2,384,948(10)	$340,862	$0	$1,157,200	$865,880	—	—	$4,748,890
Sidney Peryar	Death	$14,774(9)	$237,435	$0	$653,640	$485,040	—	$800,000	$2,190,889
	Disability(7)	$14,774(9)	$237,435	$0	$653,640	$485,040	—	—	$1,390,889
	Retirement(8)	—	—	—	—	—	—	—	—
	Voluntary / for Cause	—	—	—	—	—	—	—	—
	Termination w/o Cause or for Good Reason	$1,079,204(10)	$237,435	—	$393,747	—	—	—	$1,710,386
	CIC (single trigger)	—	—	—	—	—	—	—	—
	Termination after CIC (double trigger)	$1,788,524(10)	$237,435	$0	$653,640	$485,040	—	—	$3,164,639
Maju Abraham	Death	$24,607(9)	$189,603	$0	$487,960	$369,760	—	$690,000	$1,761,930
	Disability(7)	$24,607(9)	$189,603	$0	$487,960	$369,760	—	—	$1,071,930
	Retirement(8)	—	—	—	—	—	—	—	—
	Voluntary / for Cause	—	—	—	—	—	—	—	—
	Termination w/o Cause or for Good Reason	$593,857(10)	$189,603	—	$286,560	—	—	—	$1,070,020
	CIC (single trigger)	—	—	—	—	—	—	—	—
	Termination after CIC (double trigger)	$878,482(10)	$189,603	$0	$487,960	$369,760	—	—	$1,925,805

1.	The amounts reported are equal to the full amount of the named executive officer’s 2022 annual bonus (a January 2, 2023 termination results in a 100% payout, whereas a termination on any other date would result in a prorated amount payable under the terms of such officer’s employment agreement or the 2019 Equity Plan, as applicable.)

2.	The amounts reported assume a Company common stock price of $40.00, which was the closing price on December 31, 2022. Certain of the named executive officers had outstanding, unvested options as of such date. Upon a named executive officer’s termination of employment due to death or disability or due to a Qualifying Termination (as defined below) within two years following a change in control of the Company (as defined in our 2019 Equity Plan), all outstanding unvested options will become fully vested. All outstanding unvested options would also generally become fully vested if they are not assumed or replaced in the change in control.

3.	The amounts reported assume a Company common stock price of $40.00, which was the closing price on December 31, 2022. Upon a named executive officer’s termination of employment due to death or disability, the named executive officer will remain eligible to vest in any outstanding PRSUs that are earned based on performance. Upon a named executive officer’s termination of employment due to Retirement or due to a Qualifying Termination (as defined below), the named executive officer will remain eligible to vest in a pro-rata portion (with the pro-rata portion based on the portion of the performance period the executive remained employed, and increased by an additional year in the case of Retirement) of any outstanding PRSUs that are earned based on performance. Upon a named executive officer’s termination of employment due to a Qualifying Termination within two years following a change in control of the Company (as defined in our 2019 Equity Plan), all outstanding PRSUs will become fully vested (with vesting to be at a minimum of the target performance level). All outstanding PRSUs would also generally become fully vested (with vesting to be at a minimum of the target performance level) if they are not assumed or replaced in the change in control with a time-based award that would continue to vest based solely on continued employment. Amounts reported are based on the target performance levels for 2022, 2021, and 2020 PRSUs outstanding.

4.	The amounts reported assume a Company common stock price of $40.00, which was the closing price on December 31, 2022. Upon a named executive officer’s termination of employment due to death or disability or due to a Qualifying Termination (as defined below) within two years following a change in control of the Company (as defined in our 2019 Equity Plan), all outstanding RSUs will become fully vested. All outstanding unvested RSUs would also generally become fully vested if they are not assumed or replaced in the change in control. Upon a named executive officer’s termination of employment due to Retirement, the executive would receive accelerated vesting of the RSUs that were scheduled to vest during the one-year period following Retirement.

5.	No named executive officers are entitled to any gross-up or similar payments to cover any change in control excise taxes triggered under Sections 280G and 4999 of the Internal Revenue Code.

6.	Under the Group Term Life Policy, each named executive officer’s designated beneficiary is entitled to a payment in an amount equal to two times his/her annual salary, not exceeding $800,000.

7.	Long-term disability is a Company-paid benefit for all employees and therefore is not included in this table. The long-term disability benefit is only paid after six months on short-term disability and is 66.67% of base pay capped at $15,000 per month.

8.	None of the named executives have satisfied the Retirement requirements under the 2019 Equity Plan and the applicable award agreements as of December 31, 2022 (i.e., none had reached the age of 60 and met the applicable age and service requirements), and thus, they would not have been entitled to a prorated payout of their annual bonuses or accelerated vesting of their equity for a Retirement as of such date.

9.	Under the terms of each named executive officer’s employment agreement (other than with respect to Mr. Abraham), he/she (or his/her estate) would be entitled to COBRA premium payments for 18 months in the event of his/her death or Disability. Mr. Abraham (or his estate) would be entitled to COBRA premium payments for 12 months in the event of his death or Disability.

10.	These amounts are equal to (i) for Mr. Kett, (a) a severance multiple of two times the sum of Mr. Kett’s current annual base salary ($735,000 as of December 31, 2022) and 2022 target bonus amount; and (b) COBRA premium payments for 18 months; and (ii) for all other named executive officers except Mr. Abraham, (a) a severance multiple of one and a half times the sum of the officer’s current annual base salary ($510,000 for Ms. Healy, $535,000 for Mr. O’Day, $435,000 for Mr. Peryar) and 2022 target bonus amount; and (b) COBRA premium payments for 18 months; and (iii) for Mr. Abraham, (a) a severance multiple of one times the sum of his current annual base salary ($345,000) and 2022 target bonus amount; and (b) COBRA premium payments for 12 months. The severance benefits will be increased for each named executive officer for a termination of employment within two years following a change in control of the Company under the 2019 Equity Plan. Mr. Abraham’s COBRA benefits period will cover up to 18 months instead of 12 months, and the change in control severance multiple for Mr. Kett is three, the change in control severance multiple for Mr. Abraham is one and one half, and the change in control severance multiple for the other named executive officers is two and one half.

CEO Pay Ratio
Summary: For the 2022 fiscal year, the ratio of the annual total compensation of Mr. Kett, our Chief Executive Officer (“CEO Compensation”), to the median of the annual total compensation of all of our employees and those of our consolidated subsidiaries other than Mr. Kett (“Median Annual Compensation”) was 135 to 1.
This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions described below. The assumptions used in the calculation of our estimated pay ratio are specific to our company and our employee population; therefore, our pay ratio may not be comparable to other companies’ pay ratios, including the companies in our proxy comparator group.
In this summary, we refer to the employee who received the Median Annual Compensation as the “Median Employee.” For purposes of this summary, Median Annual Compensation was $38,826. It was calculated by totaling for our Median Employee all functional elements of compensation for the 2022 fiscal year in accordance with Item 402(c)(2)(x) of Regulation S-K. For purposes of this summary, CEO Compensation was $5,255,921.
Methodology: To identify the Median Employee, we first determined our employee population on January 1, 2023 (the “Determination Date”). We had 4,779 employees (other than Mr. Kett), representing all full-time, part-time, seasonal, and temporary employees of us and our consolidated subsidiaries as of the Determination Date. This number did not include any independent contractors or “leased” workers, as permitted by the applicable SEC rules.
We then measured compensation for the period beginning on January 3, 2022, and ending on January 1, 2023, for 4,780 employees. This compensation measurement was first calculated by totaling base salary (for salaried employees) and wages (for hourly employees) for each employee and converting international currencies into U.S. dollars. We annualized the total compensation for the portion of our permanent employee workforce (full-time and part-time), which worked for less than the full fiscal year due to commencing employment after the beginning of the fiscal year. We then calculated gross wages reported on Form W-2 for all employees, which included cash compensation, including regular pay (wages and salary), all variants of overtime (if eligible), and all variants of bonus payments paid (if any). We then ranked employees to identify the Median Employee.

Director Compensation
Our director compensation program was established at the time of the Separation and was modeled off the KAR director compensation program. We use a combination of cash and stock-based incentive compensation to attract and retain independent, qualified candidates to serve on the Board. The Board makes all director compensation determinations after considering the recommendations of the Nominating Committee. The Nominating Committee intends to review director compensation annually, assisted periodically by an independent compensation consultant. The current director compensation program for IAA is set forth below.

Cash and Stock Retainers

Components of Director Compensation Program for 2022 Annual Service	Annual Amount	Form of Payment(1)
Annual Cash Retainer(2)	$85,000	Cash
Annual Stock Retainer(3)	$130,000	Restricted Stock
Chairman of the Board Cash Retainer	$45,000	Cash
Chairman of the Board Stock Retainer(3)	$65,000	Restricted Stock
Audit Committee Chair Fee	$25,000	Cash
Compensation Committee Chair Fee	$20,000	Cash
Nominating & Corporate Governance Committee Chair Fee	$10,000	Cash
Risk & Sustainability Committee Chair Fee	$10,000	Cash
Audit Committee Membership Fee	$7,500	Cash

1.	May elect to receive annual cash retainer in shares of our common stock.

2.	One-fourth of the annual cash retainer is paid at the beginning of each quarter, provided that the director served as a director in such fiscal quarter.

3.
Pursuant to our Policy on Granting Equity Awards, unless specifically provided otherwise by the Compensation Committee or the Board, annual grants for directors are effective on the date of the annual meeting. Annual grants vest on the earlier of: (a) the one-year anniversary date of such grants; or (b) the day preceding the Company’s next annual meeting of stockholders following the date of grant. The number of shares of our common stock received is based on the value of the shares on the date of the restricted stock grant.

Directors Deferred Compensation Plan
Our Board adopted the IAA, Inc. Directors Deferred Compensation Plan (the “Director Deferred Compensation Plan”) in June 2019. Pursuant to the terms of the Director Deferred Compensation Plan, each non-employee director may elect to defer the receipt of his or her cash director fees into a pre-tax interest-bearing deferred compensation account, which account accrues interest as described in the Director Deferred Compensation Plan. Amounts under the Director Deferred Compensation Plan may also be invested in the same investment choices as are available under our 401(k) plan. Non-employee directors also may choose to receive all or a portion of their annual stock retainer in the form of a deferred share account. The Director Deferred Compensation Plan provides that the amount of cash in a director’s deferred cash account, plus the number of shares of our common stock equal to the number of shares in the director’s deferred share account, will be delivered to a director in installments over a specified period or within 60 days following the date of the director’s departure from the Board, with cash being paid in lieu of any fractional shares.
Director Stock Ownership and Holding Guidelines
The Company’s non-employee directors are subject to the Company’s director stock ownership and holding guidelines. The stock holding guidelines require each non-employee director to hold at least 50% of their shares net of any taxes until the holding requirement is met.
The Company’s stock ownership guideline requires each non-employee director to own a minimum of five times his or her annual cash retainer amount in shares of Company stock within 5 years of becoming a member of the Board. All non-employee directors are working towards this compliance.
Director Compensation Paid in 2022
The following table provides information regarding the fiscal 2022 compensation paid to our non-employee directors:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
John P. Larson	$130,000	$194,985	$324,985
Brian Bales	$102,500	$129,990	$232,490
William (Bill) Breslin	$85,000	$129,990	$214,990
Gail Evans(3)	$42,500	$129,990	$172,490
Sue Gove	$110,000	$129,990	$239,990
Lynn Jolliffe	$112,500	$129,990	$242,490
Peter H. Kamin	$102,500	$129,990	$232,490
Olaf Kastner	$85,000	$129,990	$214,990
Michael Sieger	$45,769	$129,990	$175,759

1.	One-fourth of the annual cash retainer is paid at the beginning of each quarter, provided that the director served as a director in such fiscal quarter.

2.
Pursuant to our Policy on Granting Equity Awards, unless specifically provided otherwise by the Compensation Committee or the Board, annual grants for directors are effective on the date of the annual meeting. Annual grants vest on the earlier of: (a) the one-year anniversary date of such grants; or (b) the day preceding the Company’s next annual meeting of stockholders following the date of grant. The number of shares of our common stock received is based on the value of the shares on the date of the restricted stock grant.

3.	Ms. Evans resigned as a director effective June 30, 2022 and her unvested annual equity award was forfeited in connection with her resignation.
Mr. Kett was not entitled to receive any fees or other compensation for serving as a member of our Board in 2022 because he was employed by the Company.

Outstanding Director Restricted Stock Awards
The following table sets forth information regarding the number of unvested or deferred shares of our common stock held by each non-employee director as of January 1, 2023.

Name	Unvested Shares(1)	Deferred Phantom Shares(2)
John P. Larson(3)	5,571	17,808
Brian Bales	3,714	5,714
William (Bill) Breslin	3,714	0
Gail Evans	0	0
Sue Gove	3,714	0
Lynn Jolliffe(3)	3,714	8,856
Peter H. Kamin	3,714	0
Olaf Kastner	3,714	0
Michael Sieger	3,714	0

1.	This number represents unvested shares of restricted stock and, for those directors who deferred, unvested phantom stock and dividend equivalents.

2.
This number represents vested phantom stock which are deferred in each director’s account pursuant to the Director Deferred Compensation Plan.
These shares will be settled for shares of our common stock on a one-for-one basis.

3.
The number of shares for Ms. Jolliffe and Mr. Larson include shares originally awarded by KAR that were converted into IAA shares in the Separation, because they were members of the KAR board of directors prior to the Separation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of the Company’s Common Stock
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 25, 2023 by: (1) each person or entity who owns of record or beneficially owns more than 5% of any class of the Company’s voting securities; (2) each of our directors and named executive officers; and (3) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge and subject to applicable community property laws, each stockholder has sole voting and investment power with respect to the shares of our common stock indicated as beneficially owned, unless otherwise indicated in a footnote to the following table. Except as otherwise disclosed, the percentage calculations below are based on 133,769,775 shares of our common stock outstanding as of January 25, 2023.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Shares
Directors and Named Executive Officers:
John W. Kett(1)(2)	222,372	*%
Susan Healy	469	*
Tim O’Day(1)(2)	64,262	*
Sidney Peryar(1)(2)	42,625	*
Maju Abraham(1)(2)	27,650	*
John P. Larson(3)	28,375	*
Brian Bales(3)	11,918	*
William Breslin(3)	12,942	*
Sue Gove(3)	11,918	*
Lynn Jolliffe(3)	25,698	*
Peter Kamin(3)	362,018	*
Olaf Kastner(3)	9,662	*
Michael Sieger(3)	3,714	*
All current directors and executive officers of the Company as a group (13 persons)(4)	823,623	*%
5% Stockholders:
The Vanguard Group(4)	12,415,678	9.3%
BlackRock, Inc.(5)	11,797,157	8.8%
______________________
*    Less than 1.0%
(1)    Includes shares of our common stock underlying options that are currently exercisable as follows: Mr. Kett (41,914 shares), Mr. O’Day (33,811 shares), Mr. Peryar (20,917 shares) and Mr. Abraham (15,979 shares). For Mr. Kett, also includes 5,000 shares of our common stock purchased on the open market on March 7, 2022.
(2)    Includes shares of our common stock subject to vesting within 60 days of January 25, 2023 as follows: Mr. Kett (58,910 shares), Mr. O’Day (12,637 shares), Mr. Peryar (7,424 shares) and Mr. Abraham (5,217 shares).
(3)    Includes shares of our common stock subject to restricted stock as follows: Mr. Larson (5,571 shares), Mr. Bales (3,714 shares), Mr. Breslin (3,714 shares), Ms. Gove (3,714 shares), Mr. Kamin (3,714 shares), Mr. Kastner (3,714 shares), and Mr. Sieger (3,714 shares) and shares of our common stock subject to deferred stock units as follows: Mr. Larson (17,808 shares) and Ms. Jolliffe (8,856 shares). For Peter Kamin, also includes 350,100 shares of our common stock purchased on the open market from February 15, 2022 to March 8, 2022.
(4)    Includes 112,621 shares of our common stock underlying options that are currently exercisable.
(4)    Based solely on information disclosed in Amendment No. 3 to a Schedule 13G filed by The Vanguard Group on February 9, 2023. According to this Schedule 13G/A, The Vanguard Group has sole dispositive power with respect to 12,225,935 shares, shared voting power with respect to 58,163 shares and shared dispositive power with respect to 189,743 shares of our common stock. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(5)    Based solely on information disclosed in a Schedule 13G filed by BlackRock, Inc. on January 25, 2023. According to this Schedule 13G/A, BlackRock, Inc. has sole voting power with respect to 11,511,374 shares and sole dispositive power with respect to 11,797,157 shares of our common stock. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

Equity Compensation Plan Information

We currently maintain two equity compensation plans: the 2019 Equity Plan and our Employee Stock Purchase Plan (“ESPP”). Each of the 2019 Equity Plan and the ESPP was approved by our stockholders.
The following table sets forth, for each of our equity compensation plans, the number of shares of common stock subject to outstanding awards, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of January 1, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	900,128(1)	$38.20(2)	5,236,530(3)
______________________
(1)    Of these shares, 253,063 were subject to options, 334,893 were subject to RSUs and 312,172 were subject to PRSUs.
(2)    This weighted-average exercise price does not reflect the shares that will be issued upon the payment of outstanding RSUs and PRSUs and is calculated solely with respect to outstanding unexercised stock options.
(3)    Represents 4,354,169 shares available for future issuance under the 2019 Equity Plan, and 882,361 shares available for future issuance under the ESPP. Shares available under the 2019 Equity Plan may be used for any type of award authorized in the 2019 Equity Plan (subject to certain limitations of the 2019 Equity Plan) including stock options, stock appreciation rights, stock units, restricted stock, performance-based awards, stock bonuses and other awards payable in share of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policy Related to Related Person Transactions
There are not any currently-proposed transactions where we are, or will be, a participant and in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our common stock, or persons or entities affiliated with them, has or will have a direct or indirect material interest.

Our Board of Directors has adopted a written related persons transactions policy, the purpose of which is to describe the procedures used to identify, review, approve and disclose, if necessary, any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which (a) the Company (including any of its subsidiaries) was, is or will be a participant, (b) the amount involved exceeds $120,000 and (c) any related person had, has or will have a direct or indirect material interest. For purposes of the policy, a related person is (a) any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company, (b) any person who is known to be the beneficial owner of more than 5% of any class of the Company’s voting securities, (c) any immediate family member of any of the foregoing persons, or (d) any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a more than 5% beneficial ownership interest.
Under the policy, our Audit Committee is responsible for reviewing, considering, approving and ratifying, as applicable, each related person transaction. In the course of the review and approval of a related person transaction, the Audit Committee may consider the following factors:
●    the relationship of the related person to the Company and nature of the related person’s interest in the transaction;
●    the material terms of the transaction, including, without limitation, the amount and type of transaction;
●    the benefits to the Company of the proposed transaction;
●    if applicable, the availability of other sources of comparable products or services; and
●    an assessment of whether the proposed transaction is on terms that are no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances.

Director Independence
Our Board of Directors is responsible for determining the independence of our directors. Under NYSE rules, a director qualifies as independent if the Board affirmatively determines that the director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). While the focus of the inquiry is independence from management, the Board is required to broadly consider, and did so consider, all relevant facts and circumstances in making its independence determinations. Based upon its evaluation, our Board has affirmatively determined that each of Messrs. Bales, Breslin, Kamin, Kastner, Larson and Sieger and Mses. Gove and Jolliffe is an independent director in accordance with applicable NYSE rules. Our Board also previously determined that Gail Evans, who resigned from our Board effective June 30, 2022, was an independent director during the period of her service on our Board. Mr. Kett is not an independent director due to his service as our Chief

Executive Officer. In making its independence determination with respect to Mr. Breslin, our Board considered that Mr. Breslin (i) holds a less than 1.0% ownership interest in, and until December 2022 was a Manager of, Buckle TPA, LLC, a claims administrator that sells salvage vehicles to the Company in the ordinary course of business and that received aggregate payments from the Company during fiscal 2022 that totaled less than $600,000 of such entity’s total revenue for 2022; and (ii) a member of the board of managers of Summit TopCo GP, LLC Classic Collision, a provider of automobile repair services to which the Company periodically pays advanced charges on behalf of the Company’s customers in the ordinary course of business that totaled less than 0.2% of such entity’s total revenue for 2022.

Item 14. Principal Accounting Fees and Services

Fees Paid to KPMG LLP
The table below sets forth the aggregate fees charged to the Company by KPMG for audit services rendered in connection with the audit of our consolidated financial statements and report for fiscal 2022 and for other services rendered during fiscal 2022 and 2021 to the Company and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services.

	Fiscal year
	2022	2021
Audit Fees	$2,175,000	$1,783,000
Audit-Related Fees	—	—
Tax Fees	10,000	—
All Other Fees	1,780	1,780
Total	$2,186,780	$1,784,780

Audit Fees: Consists of fees and expenses for professional services rendered for the audit of our consolidated financial statements, review of the interim condensed consolidated financial statements included in the Company’s quarterly reports, and services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation.

Tax Services: Consists of the UK annual Employment Related Securities annual tax return preparation and related compliance advice.
All Other Fees: Consists of a license to use KPMG’s accounting research software.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has a policy for the pre-approval of all audit and permissible non-audit services provided by KPMG. Under this policy, the Audit Committee annually reviews and pre-approves certain audit and non-audit services that may be provided by KPMG and establishes a pre-approved aggregate fee level for these services. Any proposed services not included within the list of pre-approved services or any proposed services that will cause the Company to exceed the pre-approved aggregate amount requires specific pre-approval by the Audit Committee. In addition, Ms. Gove, as the Chair of the Audit Committee, has been delegated authority to act between meetings of the Audit Committee to review and pre-approve requests for audit or permitted non-audited services proposed to be provided to the Company by KPMG that were not otherwise pre-approved by the Audit Committee; provided, however, that any such pre-approval by Ms. Gove will be reported to the Audit Committee at its next scheduled meeting. The Audit Committee pre-approved all audit and permissible non-audit services provided by KPMG in fiscal 2022 in accordance with this pre-approval policy.

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
3)Exhibits—the exhibit index listed in the exhibit index below are filed with, or incorporated by reference in, this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.†	8-K	001-38580	2.1	6/28/2019
2.2	Agreement and Plan of Merger and Reorganization, dated as of November 7, 2022, by and among Ritchie Bros. Auctioneers Incorporated, Ritchie Bros. Holdings Inc., Impala Merger Sub I, LLC, Impala Merger Sub II, LLC, and IAA, Inc.	8-K	001-38580	2.1	11/7/2022
2.2.1	Amendment to the Agreement and Plan of Merger and Reorganization, dated January 22, 2023, by and among Ritchie Bros. Auctioneers Incorporated, Ritchie Bros. Holdings, Inc., Impala Merger Sub I, LLC., Impala Merger Sub II, LLC, and IAA, Inc.	8-K	001-38580	2.1	1/23/2023
3.1	Amended and Restated Certificate of Incorporation of IAA, Inc., dated as of June 27, 2019	8-K	001-38580	3.1	6/28/2019
3.2	Amended and Restated By-laws of IAA, Inc., dated as of November 6, 2022	8-K	001-38580	3.1	1/7/2022
4.1	Description of IAA, Inc.’s Capital Stock	Form 10-K	001-38580	4.1	3/18/2020
4.2	Indenture, dated June 6, 2019, between IAA, Inc. (f/k/a IAA Spinco Inc.) and U.S. Bank National Association, as trustee, including the form of the 5.500% Senior Notes due 2027	Form 10	001-38580	4.1	6/13/2019
10.1	Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-38580	10.2	6/28/2019
10.2	Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-38580	10.3	6/28/2019
10.3*	IAA, Inc. 2019 Omnibus Stock and Incentive Plan	8-K	001-38580	10.4	6/13/2019
10.3.1*	IAA, Inc. Form of Director Restricted Share Award Agreement	Form 10	001-38580	10.17	6/13/2019
10.3.2*	Form of Stock Option Award Agreement (Officers)	10-Q	001-38580	10.7	8/13/2019
10.3.3*	Form of Restricted Stock Unit Award Agreement (Officers)	10-Q	001-38580	10.8	8/13/2019
10.3.4*	Form of Performance Restricted Stock Unit Award Agreement (Officers)	10-Q	001-38580	10.9	8/13/2019
10.4*	IAA, Inc. Employee Stock Purchase Plan	Form 10	001-38580	10.15	6/13/2019
10.5*	IAA, Inc. Directors Deferred Compensation Plan	Form 10	001-38580	10.16	6/13/2019
10.6*	Form Employment Agreement for Executive Officers	10-Q	001-38580	10.6	8/13/2019

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.7*	Form Indemnification Agreement entered into with directors and officers	10-Q	001-38580	10.10	8/13/2019
10.8	Credit Agreement, dated as of April 30, 2021, among IAA, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time party thereto	10-Q	001-38580	10.1	5/4/2021
10.9	Cooperation Agreement, dated as of January 22, 2023, by and among IAA, Inc. and the affiliates of Ancora Investors, LLC party thereto.	8-K	001-38580	10.1	1/23/2023
21.1	List of Subsidiaries of IAA, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X**
101
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Income for the Fiscal Years ended January 1, 2023, January 2, 2022 and December 27, 2020; (ii) Consolidated Statements of Comprehensive Income for the Fiscal Years ended January 1, 2023, January 2, 2022 and December 27, 2020; (iii) Consolidated Balance Sheets as of January 1, 2023 and January 2, 2022; (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the Fiscal Years ended January 1, 2023, January 2, 2022 and December 27, 2020; (v) Consolidated Statements of Cash Flows for the Fiscal Years ended January 1, 2023, January 2, 2022 and December 27, 2020; and (vi) Condensed Notes to Consolidated Financial Statements
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
February 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. KETT	President and Chief Executive Officer	February 24, 2023
John W. Kett	(Principal Executive Officer)

/s/ SUSAN HEALY	Chief Financial Officer	February 24, 2023
Susan Healy	(Principal Financial Officer)

/s/ CHRISTOPHER CARLSON	Corporate Controller	February 24, 2023
Christopher Carlson	(Principal Accounting Officer)

/s/ JOHN P. LARSON	Chairman of the Board	February 24, 2023
John P. Larson

/s/ BRIAN BALES	Director	February 24, 2023
Brian Bales

/s/ BILL BRESLIN	Director	February 24, 2023
Bill Breslin

/s/ SUE GOVE	Director	February 24, 2023
Sue Gove

/s/ LYNN JOLLIFFE	Director	February 24, 2023
Lynn Jolliffe

/s/ PETER KAMIN	Director	February 24, 2023
Peter Kamin

/s/ OLAF KASTNER	Director	February 24, 2023
Olaf Kastner

/s/ MICHAEL SIEGER	Director	February 24, 2023
Michael Sieger